Form 10QSB
period 1996-09-30
ENAMELON INC
filed 1996-12-06
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------
                                    FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the Quarterly Period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the securities Exchange
    Act of 1934

For the transition period from ___________________to_________________________

Commission file number             0-21595
--------------------------------------------------------------------------------

                                 Enamelon, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-3669775
         ----------------------             ------------------------------------
         (State of Incorporation)           (I.R.S. Employer Identification No.)

         15 Kimball Avenue, Yonkers, New York                           10704
         -----------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


         (Registrant's telephone number, including area code)      (914)237-1305
                                                                   -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes                       No          X
                  ------------------       --------------------

     The registrant has outstanding 6,900,378 shares of common stock, as of
                               November 26, 1996.

Part I Financial Information
Item 1.  Financial Statements

                                 ENAMELON, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                                              September 30,
                                                                       1996
                                                                       ----
ASSETS                                                          (unaudited)
CURRENT:
    Cash and cash equivalents ......................           $ 1,352,988
    Prepaid expenses and other assets ..............                87,931
                                                               -----------
       Total current assets ........................             1,440,919

    Equipment, less accumulated depreciation of
        $52,556 ....................................               307,703

    Deferred costs, less accumulated amortization of
        $33,463 ....................................               589,596

    Other assets - security deposit ................                 8,939
                                                               -----------

TOTAL ASSETS .......................................           $ 2,347,157
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accrued expenses ...............................           $   342,524
                                                               -----------
        Total current liabilities ..................               342,524
                                                               -----------

Commitments
Redeemable preferred stock, net of offering costs
   (note 2) ........................................             1,904,000
                                                               -----------


STOCKHOLDERS' EQUITY (note 2)
    Preferred stock, $0.01 par value - shares
          authorized 4,172,750; none issued or
          outstanding ..............................                    --
    Common stock, $0.001 par value - shares
          authorized 20,000,000;  issued and
          outstanding 4,641,979 ....................                 4,641
    Additional paid-in capital .....................             4,082,743
    Accumulated deficit during the development
           stage ...................................            (3,986,751)
                                                               -----------
           Total stockholders' equity ..............               100,633
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........           $ 2,347,157
                                                               ===========



                 See accompanying notes to financial statements.

                                 ENAMELON, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Period from
                                                                                                                     June 9, 1992
                                                     Three months ended                        Nine months ended     (Inception) to
                                                          September 30,                            September 30,     September 30,
                                                     ------------------                        -----------------     --------------

                                               1995                1996                1995                 1996               1996
                                               ----                ----                ----                 ----               ----

Expenses:
    Payroll and benefits .......        $   100,141         $   249,163         $   242,653         $   661,413         $ 1,269,783
    Research and testing .......             55,994             417,800             130,512             743,586           1,257,921
    Administrative and other ...             95,857             134,479             341,594             481,669           1,323,391
                                        -----------         -----------         -----------         -----------         -----------

        Total expenses .........            251,992             801,442             714,759           1,886,668           3,851,095

Other charges (income):
    Interest and dividends .....             (1,621)            (25,021)             (2,093)            (93,500)
                                                                                                                           (134,313)
    Write-off of deferred
      offering costs ...........                 --                  --                  --                  --             269,969
                                        -----------         -----------         -----------         -----------         -----------


Net loss .......................        ($  250,371)        ($  776,421)        ($  712,666)        ($1,793,168)        ($3,986,751)
                                        ===========         ===========         ===========         ===========         ===========
Proforma net loss per
   common share (note 3) .......                            ($     0.15)                            ($     0.33)
                                                            ===========                             ===========

Weighted average
    common shares outstanding ..                              5,200,378                               5,362,024
                                                            ===========                             ===========



                 See accompanying notes to financial statements.

                                 ENAMELON, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       Accumulated
                                                                                                           deficit
                                                                Common Stock            Additional      during the            Total
                                                                               Par         paid-in     development    stockholders'
                                                            Shares           value         capital           stage           equity
                                                         ---------     -----------     -----------     -----------      -----------
BALANCE, DECEMBER 31, 1995 .......................       4,635,273     $     4,635     $ 4,055,925     ($2,193,583)     $ 1,866,977

Issuance of common stock for legal
  services rendered (unaudited) ..................           6,706               6          26,818              --           26,824

Net loss (unaudited) .............................              --              --              --      (1,793,168)      (1,793,168)
                                                         ---------     -----------     -----------     -----------      -----------

BALANCE, SEPTEMBER 30, 1996 (unaudited) ..........       4,641,979     $     4,641     $ 4,082,743     ($3,986,751)     $   100,633
                                                         =========     ===========     ===========     ===========      ===========



                 See accompanying notes to financial statements

                                 ENAMELON, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                        Period from
                                                                                                                       June 9, 1992
                                                                                                                     (Inception) to
                                                                                  Nine Months ended September 30,      September 30,
                                                                                  ------------------------------     --------------

                                                                                         1995               1996               1996
                                                                                         ----               ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................................       ($  712,666)       ($1,793,168)       ($3,986,751)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Write-off of deferred offering costs .............................                --                 --            269,969
         Stock issued for services ........................................           147,695             26,824            174,519
         Depreciation and amortization ....................................            16,541             42,247             86,016
         Decrease (increase)in prepaid expenses and
           other assets ...................................................             4,651            (76,853)           (96,869)
         Increase in accrued expenses .....................................           113,639            168,585            342,524
                                                                                  -----------        -----------        -----------
         Net cash used in operating activities ............................          (430,140)        (1,632,365)        (3,213,191)
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment .................................................           (16,393)          (281,637)          (360,259)
   Patents, trademarks and licenses .......................................           (27,506)          (107,523)          (253,662)
                                                                                  -----------        -----------        -----------
         Net cash used in investing activities ............................           (43,899)          (389,160)          (613,921)
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock .....................................         1,568,709                 --          3,844,317
   Proceeds from sale of preferred stock ..................................                --          2,004,000          2,004,000
   Offering costs .........................................................                --           (420,153)          (668,217)
   Proceeds from loans ....................................................            52,626                 --                 --
                                                                                  -----------        -----------        -----------
         Net cash provided by financing activities ........................         1,621,335          1,583,847          5,180,100
                                                                                  -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents ......................         1,147,296           (437,678)         1,352,988
Cash and cash equivalents, beginning of period ............................            50,097          1,790,666                 --
                                                                                  -----------        -----------        -----------
Cash and cash equivalents, end of period ..................................       $ 1,197,393        $ 1,352,988        $ 1,352,988
                                                                                  ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   The Company issued common stock for professional services
      performed by unrelated parties ......................................       $   147,695        $    26,824        $   331,854
                                                                                  ===========        ===========        ===========


                 See accompanying notes to financial statements.

                                 ENAMELON, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Statement of information furnished

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended September 30, 1996 are not necessarily indicative of results for the entire year.

         For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement filed on Form S-1.

2.    Initial Public Offering

         In October, 1996, the Company completed the initial public offering of 1,700,000 shares of common stock at $7.00 per share. Cash proceeds net of underwriters cost was $11,067,000 which was received on October 29, 1996. Concurrent with the public offering, 558,399 shares of redeemable preferred stock were automatically converted into an equivalent number of shares of common stock.

         The Company intends to use approximately $4.0 million of the net proceeds for the anticipated initial marketing costs of its proposed toothpaste products and approximately $4.0 million to fund additional research and development to improve the efficacy of, and provide claims substantiation for, the Company's proposed products. An additional $1.5 million of the net proceeds will be used to purchase manufacturing equipment for the production of the Company's patent pending, split system toothpaste tube and for high speed tube filling equipment. The balance of the net proceeds will be used for working capital and other general corporate purposes, which may include the acquisition of products or businesses that are compatible with the Company's existing business or the financing of joint ventures or license agreements to market its products.

3.       Earnings per share

         Earnings per share are presented for the three and nine months ended September 30, 1996 on a pro forma basis to give effect to the conversion of the redeemable preferred stock as a result of the public offering consummated in October 1996. The calculation of earnings per share reflects the conversion of the preferred stock as if it occurred on January 1, 1995. Earnings per share are not presented for prior periods since the Company does not believe historical earnings per share are meaningful as a result of changes in the Company's capital structure effected by the public offering.

         The weighted average number of common shares outstanding used in computing the pro forma net loss per common share was adjusted for the effects of the application of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No.83. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the initial public offering price during the twelve months immediately preceding the initial public offering, together with common stock purchase warrants and options issued during such period with an exercise price less than the initial public offering price, are treated as outstanding for all periods presented. Earnings (loss) per share are computed using a treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such warrants and options, to repurchase shares of the Company's common stock at the initial public offering price.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing in Form S-1.

GENERAL

         The Company (a development stage company) was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies. To date, the Company has not commenced any product commercialization or realized any operating revenues.

         The Company expects that it will be able to complete formulation of its all-family toothpaste and the testing required by the monograph published by the Food and Drug Administration by the end of 1996. After formulation of the product and assuming successful completion of such studies, the Company intends to begin in the early part of 1997 to test market Enamelon toothpaste in several representative markets comprising approximately 5% of all United States households. Test marketing and additional clinical human studies to substantiate expected marketing claims including comparative advertising claims are expected to continue throughout 1997, with a national roll-out of Enamelon toothpaste in the first half of 1998. The Company expects to continue to incur operating losses throughout this period and may require additional financing to continue its operations thereafter.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Total expenses were approximately $801,000 for the three months ended September 30, 1996, compared with total expenses of $252,000 for the same period in the prior year, an increase of $549,000. This increase was primarily the result of higher payroll and benefits expenses of $149,000, higher research and testing expenses of $362,000, and higher administrative and other expenses of $38,000.

         The increase in payroll and benefits expenses from $100,000 to $249,000 primarily resulted from increased annual compensation for certain senior officers.

         Research and testing expenses increased from $56,000 to $418,000 primarily as a result of continued in vivo and in vitro studies at several universities and research facilities in its efforts to define and optimize levels of ingredients in its toothpaste and to assess its performance in remineralization of tooth enamel.

         Administrative and other expenses increased from $96,000 to $134,000 primarily attributable to increased consulting and administrative office expenses.

         These increases were offset in part by $23,000 of additional interest and dividend income.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Total expenses were approximately $1,887,000 for the nine months ended September 30, 1996, compared with total expenses of $715,000 for the same period in 1995, an increase of $1,172,000. The increase was primarily attributable to a $419,000 increase in payroll and benefits expenses as well as a $613,000 increase in research and testing expenses and a $140,000 increase in administrative and other expenses.

         The increase in payroll and benefits expenses from $243,000 to $662,000 was attributable to increased compensation for certain senior officers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         The increase in research and testing expenses from $131,000 to $744,000 was the result of the expansion of the Company's research and development program at its laboratory facility, additional laboratory supplies, expansion of the in vitro studies and the initiation of human clinical trials at various universities and research facilities.

         The increase in administrative and other expenses of $140,000 from $342,000 to $482,000, was primarily attributable to increased legal and accounting fees incurred in connection with the Company's efforts to secure additional investment capital and the preparation of interim financial statements.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock totaling approximately $5.5 million, net of expenses. At September 30, 1996, the Company had cash and cash equivalents of approximately $1.4 million and working capital of $1.1 million. The Company has no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of September 30, 1996.

         Since its inception and through September 30, 1996, the Company has incurred losses aggregating approximately $4 million and had available net operating loss carryforwards as of December 31, 1995 of approximately $2.2 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2010 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1998 while it continues clinical testing and initial toothpaste marketing efforts. The Company expects to introduce an all-family toothpaste to test markets in the early part of 1997. Assuming the successful completion of test marketing, the Company intends to begin a national roll-out of this product in the first half of 1998.

         Since its inception and through September 30, 1996, the Company has paid $360,000 for the purchase of equipment and approximately $254,000 for costs associated with obtaining patents, trademarks and licenses rights.

         In October, 1996, the Company completed the initial public offering of 1,700,000 shares of common stock at $7.00 per share. Cash proceeds net of offering cost of approximately $10.5 million was received on October 29,1996. Concurrent with the public offering, 558,399 shares of redeemable preferred stock were automatically converted into an equivalent number of shares of common stock.

         The Company intends to use approximately $4.0 million of the net proceeds for the anticipated initial marketing costs of its proposed toothpaste products and approximately $4.0 million to fund additional research and development to improve the efficacy of, and provide claims substantiation for, the Company's proposed products. An additional $1.5 million of the net proceeds will be used to purchase manufacturing equipment for the production of the Company's patent pending, split system toothpaste tube and for high speed tube filling equipment. The balance of the net proceeds will be used for working capital and other general corporate purposes, which may include the acquisition of products or businesses that are compatible with the Company's existing business or the financing of joint ventures or license agreements to market its products. If the Underwriters exercise the over-allotment option in full, the Company will realize additional net proceeds, which will be added to the Company's working capital.

         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that the net proceeds of the offering of approximately $10.5 million, together with its projected cash flow from operations, if any, will be sufficient to finance its working capital and other requirements for a period of approximately 18 months which includes the test marketing period. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate the commercial introduction of its toothpaste product and otherwise reduce the proposed operations.

                          PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27.1 Financial Data Schedule

     (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

Part II Other Information

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Enamelon, Inc.

Date December 5, 1996                     By /S/ Dr. Steven R. Fox
     ------------------------                ----------------------------------
                                             Dr. Steven R. Fox
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Office)




Date December 5, 1996                     By /S/ Edwin Diaz
     ------------------------                ----------------------------------
                                             Edwin Diaz
                                             Vice President-Finance,
                                             Chief Financial Officer and
                                             Treasurer