Form 10KSB
period 1996-12-31
ENAMELON INC
filed 1997-03-31
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 1996

                          Commission File No. 0-21595

                                ENAMELON, INC.
       (Exact name of small business issuer as specified in its charter)

              Delaware                                13-3669775
     (State of Incorporation)               (I.R.S. Employer Identification No.)
        15 Kimball Avenue
     Yonkers, New York 10704
(Address of principal executive offices)

      Registrant's telephone number, including area code: (914) 237-1308

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     Revenues for the fiscal year ended December 31, 1996:  NONE

     As of the close of business on March 19, 1997, there were outstanding 6,900,378 shares of registrant's Common Stock. The approximate aggregate market value (based upon the closing sale price of such stock) of these shares held by non-affiliates of the registrant as of March 19, 1997 was $71,511,278.

   1. Transitional Small Business Disclosure Format (check one) Yes __ No X

                                ENAMELON, INC.
                        FORM 10-KSB ANNUAL REPORT--1996
                               TABLE OF CONTENTS
PART I                                                                      PAGE
Item   1.      Description of Business...................................      2
Item   2.      Description of Property...................................     13
Item   3.      Legal Proceedings.........................................     13
Item   4.      Submission of Matters to a Vote of Security Holders.......     13

PART II
Item   5.      Market for Common Equity and Related Stockholder Matters...    14
Item   6.      Management's Discussion and Analysis or Plan of
               Operations.................................................    14
Item   7.      Financial Statements ......................................    16
Item   8.      Changes in and Disagreements with Accountants on
               Accounting  and Financial Disclosure.......................    16

PART III
Item   9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...........   17
Item 10.       Executive Compensation......................................   19
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management..................................................   23
Item 12.       Certain Relationships and Related Transactions..............   24
Item 13.       Exhibits and Reports on Form 8-K............................   24

                                    PART I

ITEM  1.   DESCRIPTION OF BUSINESS

      General

         See the "Glossary" appearing on page 12, for the definition of certain terms used herein.

         Enamelon, Inc. (the "Company") is focused on developing and marketing over-the-counter oral care products based on proprietary formulations and technologies. The Company's products are intended to stop cavities before they begin. Its prototype formulations have been demonstrated in animal and in vitro studies to strengthen tooth enamel. EnamelonTM toothpaste contains the active ingredients sodium fluoride, plus calcium and phosphate ions, to enhance the remineralization of tooth enamel.

         The Company holds licenses from the American Dental Association Health Foundation (the "ADAHF") to use patented technologies (the "ADAHF Patented Technology") relating to a method for oral use of various amorphous calcium phosphate compounds that enhance the natural activity of fluoride to prevent tooth decay. The ADAHF has granted the Company (i) exclusive worldwide licenses to develop, manufacture and market toothpaste, chewing gum, food and confectionery products using the ADAHF Patented Technology and (ii) a non-exclusive international license covering products not covered by the

Company's exclusive licenses (including oral spray, mouth rinse and professional gel products) using the ADAHF Patented Technology. The Company's international license is co-extensive with a non-exclusive international license granted to SmithKline Beecham Corp. ("SmithKline"), which also obtained from the ADAHF an exclusive United States license covering products not covered by the Company's exclusive licenses. The Company will be required to pay the ADAHF royalties under these license agreements. Provided that the Company satisfies minimum royalty and certain sales requirements, the licenses and any exclusivity thereunder will continue with respect to each such patent until its expiration.

         The Company has developed additional proprietary technologies relating to enhancing remineralization of tooth enamel, and has nine United States patent applications pending with respect to certain of those technologies (the "Enamelon Proprietary Technology").

         The Company's objective is to become a leading niche marketer of a variety of oral care, chewing gum, food and confectionery products based on the ADAHF Patented Technology and/or Enamelon Proprietary Technology.

         The significant events in the Company's progress to date include the following:

              o In 1992, the Company was organized and received from the ADAHF exclusive worldwide licenses for toothpaste, chewing gum, food and confectionery products, and a non-exclusive international license for products not covered by the exclusive licenses.

              o In January 1995, the Company conducted successful in vitro testing of a prototype formulation using the Enamelon Technologies at the Oral Health Research Institute of Indiana University.

              o In October 1995, and January 1996, the Company conducted successful animal studies of a prototype formulation using the Enamelon Technologies at the School of Dentistry of the University of Connecticut.

              o In June 1996, the Company commenced preliminary intra oral and clinical studies of its toothpaste intended to establish additional advertising claims, for advertising to consumers and dentists.

              o In October 1996, the Company completed its initial public offering of 1,700,000 shares of common stock at $7.00 per share receiving net cash proceeds of approximately $10.4 million. Concurrent with the public offering, 558,399 shares of redeemable preferred stock were automatically converted into an equivalent number of shares of common stock.

              o       In November 1996, the Company was granted its first

                      patent and in February 1997 was granted two additional patents all of which relate to Enamelon Proprietary Technology. See "Patents, Trademarks and Proprietary Information".

              o In March 1997, the Company began to test market Enamelon toothpaste in selected United States markets.

         The Company intends to continue its test market of Enamelon toothpaste in several representative markets in selected United States households. In addition, the Company currently is conducting intra oral and small scale clinical studies to establish additional advertising claims to consumers and dentists. Market testing is expected to continue throughout 1997, with a national roll-out of Enamelon toothpaste in the first half of 1998. The Company expects to continue to incur operating losses throughout this period and expects to require additional financing to continue its operations thereafter.

         The worldwide toothpaste market is estimated to exceed $5.0 billion in annual retail sales. Annual toothpaste sales in the United States were estimated at $1.7 billion in 1996 and are projected to reach $2.0 billion by the turn of the century. Over the last five years, the toothpaste market has become segmented as new, premium-priced products offering benefits such as tartar control or whitening or containing ingredients such as baking soda have steadily attracted consumers away from older, more mature products.

     Technology

         On a daily basis, teeth lose small amounts of calcium and phosphate, the major structural ingredients of tooth enamel. This demineralization occurs as plaque acids gradually dissolve tooth enamel.

         Saliva contains low levels of calcium and phosphate ions to naturally fight this demineralization process. The presence of fluoride in the saliva is also known to facilitate remineralization of calcium and phosphate. However, remineralization is limited by the small amounts of calcium and phosphate ions normally present in the saliva. If the demineralization process is not balanced by remineralization, it eventually dissolves the mineral structure of the tooth and causes dental cavities, which can only be repaired by a dentist.

         Enamelon toothpaste simultaneously supplies the active ingredient, sodium fluoride, and high concentrations of ions of the inactive ingredients calcium and phosphate in soluble form during brushing. The Company's in vitro and animal studies have demonstrated that Enamelon anticavity fluoride toothpaste enhances remineralization with a higher level of fluoride uptake, and the tooth structure was shown to be strengthened and hardened having the added calcium and phosphate. This makes the tooth less soluble and more resistant to attacks by acids from decay-causing bacteria. The Company currently is conducting intra oral and small scale clinical studies intended to establish additional advertising claims, including comparative claims. See "Research and Development".

     Strategy

         The Company's objective is to develop a variety of oral care, chewing gum, food and confectionery products that prevent tooth decay at its earliest stage and are based on the Enamelon Technologies. The Company has developed a strategic plan to accomplish this goal. The Company's primary strategies are to:

              o Focus Initially on Toothpaste. The Company is focusing on completing the development of its toothpaste products and packaging, along with the necessary manufacturing processes required to achieve desired production speeds while controlling manufacturing costs. The Company will seek to establish distinctive brand identity emphasizing the enhanced remineralization benefits of its products, which will be communicated to both consumers and dental professionals.

              o Conduct Further Testing. The Company believes that a heightened understanding of the chemistry required for effective remineralization of tooth enamel will lead to stronger protection from competition. Clinical studies are being conducted to establish additional marketing claims for consumers and dentists.

              o Collaborate with Corporate Partners in Certain Product Areas and International Markets. The Company intends to seek domestic and international strategic alliances with consumer product companies that will assist in the marketing and manufacturing of oral care products outside United States.

              o Capitalize on Additional Commercial Applications. The Company believes that products such as gum, lozenges and mints may provide benefits similar to those of its toothpaste and represent large potential markets for the application of the Enamelon Technologies.

     Products

         The Company plans to introduce toothpaste as its initial product line. The Company also is exploring application of the Enamelon Technologies to oral spray, mouth rinse, professional gel, chewing gum and food and confectionery products, which it intends to develop after the successful commercialization of its toothpaste. See "ADAHF Patents and Licenses," and "Patents, Trademarks and Proprietary Information".

     Toothpastes

         The Company's introductory product is an all-family fluoride toothpaste intended to stop cavities before they begin and to enhance remineralization of tooth enamel by providing the active ingredient sodium fluoride. Product development activities for the Company's all-family toothpaste were completed in the end of 1996. The Company introduced its toothpaste into test markets consisting of approximately 5% of United States households in the early part of 1997. Assuming the successful completion of test marketing, the Company intends to begin a national roll-out of this product in the first half of 1998.

         The Company is planning to follow-up this introduction with a toothpaste for sensitive teeth. This toothpaste will provide cavity protection and pain relieving properties while enhancing remineralization activity in individuals with exposed dentin caused by receding gums. Other entries such as tartar control and gum care toothpastes also are anticipated as future product line extensions.

         In order to dispense its toothpaste products, the Company also had developed a patent pending, split system toothpaste tube that simultaneously dispenses two formulations. The split system tube has dual chambers, maintaining separation between two-component formulations until they are dispensed onto a toothbrush. Unlike presently used split system toothpaste dispensing systems, which employ expensive pumps, the Company's tube was designed to be filled with conventional high-speed tube filling equipment, thus making the cost lower than other dual chamber toothpaste dispensing systems. See "Manufacturing".

     Additional Potential Products

         Chewing Gum. Chewing gum stimulates saliva which helps neutralize some of the acids remaining in the mouth after eating. The Company believes that providing greater levels of calcium and phosphate in chewing gum may have the two-fold benefit of reducing demineralization through the increased stimulation of saliva while increasing remineralizaiton through the utilization of the Enamelon Technologies. Accordingly, the Company believes that its proposed chewing gum may be a beneficial supplement to brushing. Currently, the Company does not have plans to develop and market independently a chewing gum. Therefore, it may seek to sublicense or enter into joint ventures or strategic partnerships with major chewing gum manufacturers or other entities that have appropriate sales and marketing expertise to develop and market these products.

         Oral Spray, Mouth Rinse and Professional Gels. The Company is pursuing the development of other oral care products including oral sprays, mouthwash and professional dental gels to be marketed outside of the United States.

         Food and Confectionery. The Company believes that the addition of the Enamelon Technologies to food and confectionery products, such as lozenges or mints, can provide therapeutic effects similar to the Company's other proposed products. The Company has begun to evaluate the possible uses of the Enamelon Technologies in these areas and intends to explore such applications following the commercialization of its toothpastes.

         To date, the Company has concentrated development efforts on its toothpaste products. Expansion of the Company's product development activities with respect to other potential applications of the Enamelon Technologies will require significant efforts and financial resources.


Research and Development

         Since January 1994, the Company has centralized its internal research and development activities at its research laboratory. The laboratory is responsible for all technology, formulation, flavor, packaging and process development, and stability evaluations. Much of the efficacy testing is performed at leading universities and outside research facilities.

         The Company's products are subject to regulation by the Food and Drug Administration (the "FDA"). The FDA has published a final monograph, "Anticaries Drug Products for Over-the Counter Human Use" (the "Monograph"), which covers regulations relating to the Company's toothpaste. The toothpaste may be lawfully marketed without filing a New Drug Application (an "NDA") with the FDA if the sole active ingredient is one of the active fluoride ingredients permitted in the Monograph. The Company is required to make labeling claims within those permitted in the Monograph. Also, the Company must demonstrate the bio-availability of fluoride using certain approved tests. The Company's toothpaste is being developed with the sole active ingredient being sodium fluoride, an active ingredient permitted under the Monograph, and the Company intends to comply with the Monograph in all other respects. However there can be no assurance that the FDA will determine that the Company's toothpaste meet all the conditions of the Monograph.

         The Company has conducted in vitro and animal studies to assess the effectiveness of technology in its proprietary remineralization technology. The results of these studies have demonstrated that the technology strengthens tooth enamel and enhances fluoride uptake. The Company is continuing to perform additional in vitro, animal, intra oral and small scale clinical studies at leading independent oral research facilities in the United States to establish benefits for the technology. The Company is also determining how the technology can be applied to the development of other oral care products.

         While studies to date indicate that the claims being made for the toothpaste are truthful, there can be no assurance that additional studies will be supportive, that additional claims can be made for the product, or that the technology can be applied in other oral care products.

         From the Company's inception to December 31, 1996, the Company expended approximately $2,631,000 on its research and development activities, including $547,000 for the year ended December 31, 1995 and $1,762,000 for the year ended December 31, 1996. The Company expects the level of its research and development expense to increase in the future.

Manufacturing

         The Company will not manufacture its toothpaste products for the United States market at the outset, but will instead utilize contract manufacturers. For the balance of the worldwide toothpaste markets, as well as for the Company's other proposed products, the Company may seek to sublicense or enter into joint ventures or strategic partnerships with major consumer product companies or other third parties on either an exclusive or non-exclusive basis.

Manufacturing arrangements in these markets are likely to be reflected in any agreements establishing such relationships and may place primary manufacturing responsibilities on others.

         The Company possesses laboratory size batching and tube filing capabilities, enabling it to produce small quantities of its proposed products at Enamelon's laboratory facility. The Company has contracted with an FDA-approved manufacturer with facilities capable of providing proper batching and high speed filling and packaging, according to the Company's specifications. The Company purchases all packaging and raw materials and the manufacturer is responsible for quality control.

         The Company has purchased manufacturing equipment for the production of its patent pending, split system toothpaste tube and for high speed tube filling. The equipment is owned by the Company for use by the contract manufacturer. The Company believes that this will provide greater long-term flexibility, permitting it to change manufacturers or even to commence its own manufacturing operations. As demand for the Company's products increases, it will be necessary to utilize other contract manufacturers.

Marketing

         The Company is focusing its initial marketing activities on entering the toothpaste market. The toothpaste market is highly competitive and constantly changing as consumers continue to be receptive to product improvements, taste enhancements and innovative packaging changes. The Company believes that cavity prevention remains one of the most important product attributes to attract consumers, and it intends to emphasize these qualities of its proposed toothpaste product.

         In March 1997, the Company began to test market Enamelon all-family toothpaste in selected United States markets. This test market introduction will allow the Company to assess carefully all elements of the marketing mix and make desired changes prior to launching its toothpaste nationally. Upon successful completion of test marketing, the Company intends to initiate introduction of its all-family toothpaste nationally in the first half of 1998.

         The Company recognizes that the highly competitive nature of the toothpaste market will require significant expenditures during the introductory phase of marketing. However, the Company believes, based on management's experience in the over-the-counter consumer products industry, that the claims for its proposed toothpaste may permit development of unique product advertising, thus enabling it to gain market share. Achieving and maintaining market penetration will require significant efforts by the Company to create awareness of and demand for the Company's proposed products.

         The Company's ability to build its customer base will be dependent on its developing a successful marketing program. To the extent the Company sublicenses or enters into joint ventures or strategic partnerships with a well-established company in international markets, its domestic marketing capabilities may thereby be complemented and enhanced.

     Professional Marketing


         The Company presently anticipates establishing relationships with dental professionals to create awareness and endorsements for its technology and products. The Company's professional marketing activities are expected to include placing advertisements and technical articles in professional journals as well as attending professional conventions and distributing patient samples.

     Consumer and Trade Marketing

         The Company plans to build retail distribution and obtain retail shelf space in food, drug and mass merchandisers through recruiting and supervising experienced food and drug brokers who have strong regional ties with major retailers. These efforts will be supported by competitive trade allowances, television advertising and introductory trial promotions including sampling and couponing.

     Foreign Marketing

         The Company will initially focus its marketing activities in the United States. Accordingly, the Company has only preliminary formulated plans for its foreign marketing activities. However, the Company's role in marketing its products in foreign countries will depend on the type of strategic relationships it can develop with third parties.

Competition

         The United States toothpaste industry is dominated by Procter & Gamble Co.'s Crest, Colgate-Palmolive Company's Colgate, SmithKline's Aquafresh, Chesebrough-Pond's USA Co.'s Mentadent, Church & Dwight Co., Inc.'s Arm & Hammer Dental Care, and Block Drug Co., Inc.'s Sensodyne. The industry is led by Procter & Gamble Co. and its leading brand, Crest, which established it position as a market leader when it received the seal of the American Dental Association's Council on Dental Therapeutics for its use of fluoride in the early 1960's.

         Although the toothpaste market is mature, in recent years new products have captured market share from established brands. Market share gains have been achieved by higher priced, more therapeutically oriented new products with unique marketing positions. Consequently, the Company believes that the focus on enhanced remineralization of tooth enamel will capture consumer and professional interest.

         If the Company attempts to develop a chewing gum using the Enamelon Technologies, then it will be entering a highly competitive industry. The chewing gum market in the United States is dominated by major competitors including Wm. Wrigley Jr. Co., Warner-Lambert Company and RJR Nabisco, Inc. The Company also intends to compete in the food and confectionery industries. To the extent that the Company will sublicense or enter into joint ventures or strategic partnerships with major consumer products companies, of which no assurance can be given, it may be aligning itself with one or more of its major competitors instead of competing with them. The Company will also be required to comply with FDA's food labeling regulations, which may limit the claims that may be made for the Company's proposed chewing gum.

         Additionally, the Company is pursuing the development of its rights to manufacture and market oral sprays, mouth rinses and professional gels outside of the United States, in addition to its proposed toothpaste, chewing gum, food and confectionery products. The international markets for these products are in many ways similar to the United States markets in that consumers are becoming increasingly aware of the importance of oral hygiene. Product innovation with emphasis on therapeutic benefits is continuous. The Company's competition in markets outside the United States will vary by product and from country to country. However, in general, such markets tend to be highly competitive and dominated by large multinational and domestic corporations. The Company does not presently have the resources that are necessary to compete on a global scale and intends to seek corporate partners and/or negotiate license agreements with companies that have the resources to compete effectively in foreign markets. Although the Company will attempt to form strategic alliances with global companies, it may also seek to negotiate on a country-by-country basis with major regional companies, as necessary or appropriate.

ADAHF Patents and Licenses

         The United States patents and the pending foreign patent applications covering the ADAHF Patented Technology (the "ADAHF Patent Rights") and the Company's issued patents and pending patent applications (the "Enamelon Patent Rights") (collectively with the ADAHF Patent Rights, the "Patent Rights") are material to the Company's business.

         The ADAHF Patent Rights licensed to the Company relate to five United States patents. Three of the issued patents cover formulations, including toothpastes, chewing gums, mouth rinses and professional gels, containing gels, containing or capable of producing Amorphous Calcium Phosphate ("ACP"), Amorphous Calcium Phosphate Fluoride ("ACPF"), as well as the application of these formulations to teeth. The other two patents cover advanced technology, including Amorphous Calcium Phosphate Carbonate Fluoride ("ACPCF"), Amorphous Calcium Fluoride ("ACF") compounds and other technology not covered in the first three United States Patents. Foreign patent applications are pending with respect to one of the United States pending applications in approximately 28 countries.

         In June 1992, the Company entered into a License Agreement (the "License Agreement") with the ADAHF. This License Agreement, as restated and amended, grants the Company the exclusive United States licenses to manufacture and sell toothpastes, chewing gum, food and confectionery products utilizing the ADAHF Patented Technology. The License Agreement extends until three years after the Company determines and thereafter notifies the ADAHF that the following two conditions have been met: (i) The material claimed in the ADAHF patents and patent application has been stabilized in the form to be used in toothpastes, chewing gums, confections and foods to enable it to be stored and marketed in a manner similar to other such products and (ii) a licensed product has received the first FDA approval necessary if any for marketing to professionals or the general public. Although neither of those conditions has been satisfied, they will be required to be satisfied before the Company can market any of its products. The exclusive license under the License Agreement may be extended by the Company in additional four-year increments as to each of the product categories or as to all such product categories, provided that the Company has complied with its royalty and other obligations under the License Agreement and has, as to each relevant product category or categories, sold products generating more than $17,000 in royalties in the last year of the preceding exclusivity period. Unless the License Agreement is otherwise terminated as provided therein, it will extend for the term of the last to expire of any patent licensed under the License Agreement in the United States, including patents of improvements licensed as described below. If the period of exclusivity under the License Agreement is not renewed, then the license becomes non-exclusive for the remaining term of the agreement. The Company paid $5,000 as an initial license fee under the License Agreement.

         The License Agreement may not be assigned, transferred or sublicensed by the Company without the prior written consent of the ADAHF, which consent may not be unreasonably withheld. However, the License Agreement may be assigned to another company in which the Company owns more than 50% of the voting stock without the prior written consent of the ADAHF.

         The License Agreement provides that improvements that are used with or that require use of toothpastes, chewing gum, foods or confections that embody material claimed in the ADAHF Patent Rights, as well as any improvements and inventions that are made jointly by the Company and the ADAHF that do not relate to remineralization or commercialization of such products or of the subject matter of the ADAHF Patent Rights, will be owned by the ADAHF and licensed to the Company. The Company has the right to veto the granting of licenses relating to such improvements and inventions that are developed in part by the Company.

         In November 1992, the Company entered into a Foreign License Agreement (the "Foreign License Agreement"), which was subsequently restated and amended with the ADAHF and grants the Company an exclusive license to manufacture and sell toothpastes, chewing gum, food and confections using the inventions that are the subject matter of foreign patent applications filed by the ADAHF in approximately 28 countries. In addition, the Foreign License Agreement grants the Company the non-exclusive right to manufacture and sell other products in such countries using inventions that are the subject of such foreign patent applications, including oral sprays, mouth rinses and professional gels. The Foreign License Agreement expires upon the earlier of the termination of the License Agreement, except as to those countries for which the royalty paid per county in the preceding year exceeded $7,000, or the expiration of the last to expire of any foreign patent licensed under the Foreign License Agreement or the abandonment or lapse of all foreign patents and applications.

         The Company was notified in July 1995 that the ADAHF entered into a license agreement with SmithKline for exclusive rights in the United States for the fields of use other than toothpastes, chewing gum, food and confections (including oral sprays, mouth rinse and professional gels) utilizing the ADAHF Patented Technology. The Company's non-exclusive rights for these additional applications outside of the United States are co-extensive with the non-exclusive rights granted to SmithKline for these products outside of the United States. Since SmithKline has substantially greater financial and other resources than those of the Company, the Company may be limited in its ability to compete effectively with SmithKline outside of the United States, unless the Company enters into a strategic alliance with another company having financial and other resources comparable to those of SmithKline.

         The License Agreement and Foreign License Agreement are both subject to
(i) licenses granted to the United States, which are not transferable by the government and (ii) rights retained by the ADAHF to make and use its inventions for research and testing, but not to sell or use them commercially in fields licensed exclusively to the company.

         Under the Foreign License Agreement, as restated, the Company was also granted an option and right of first refusal during the term of the Foreign License Agreement, for a limited license under future patents and patent applications for inventions and material covered by and claimed in the ADAHF's foreign patent rights, for all territories not included within the United States or licensed territories under the licenses, with respect to toothpastes, chewing gum, food and confectionery products. Before granting such a license for a territory to third-parties, the ADAHF must first notify the Company, which will then have the right to obtain a license for that territory on terms consistent with the Foreign License Agreement. To the extent the ADAHF has not granted a license to a third-party notwithstanding the Company's failure to exercise its right of first refusal, the Company has the additional option to receive a license in any of such territories on terms consistent with the Foreign Licenses Agreement.

         Under the License Agreement, the Company is required to make royalty payments of 4% of net sales, subject to minimum royalty payments of $3,000 in 1992, $5,000 in 1993 and $7,000 in each subsequent year. Under the Foreign License Agreement, the Company is required to pay 7% of net sales (4% if such sales are made by an entity that joint ventures with the Company) and bear the costs of prosecution of foreign patent applications. If the Company sublicenses a foreign patent, it is required to pay to the ADAHF 25% of the gross income resulting from such sublicense actually received by the Company.

         The ADAHF has made no representation or warranty, express or implied, with respect to the efficacy or possible commercial exploitation of the Company's proposed products.

Government Regulation

         Under the Federal Food, Drug, and Cosmetic Act, as amended, and the implementing regulations promulgated by the FDA, a non-prescription (over-the-counter) drug may be marketed in one of two ways. The FDA has established a program to promulgate "monographs" determining the conditions under which most non-prescription drugs may be marketed without the requirement of an NDA. The monographs establish those active ingredients that are safe and effective at specified levels and all aspects of the labeling that are permitted for these products. The monographs establish all of the conditions for marketing a non-prescription drug without the need for an NDA. Any non-prescription drug that does not comply with the final monograph may lawfully be marketed only if it has an approved NDA. Because it is time consuming and costly to obtain FDA approval of an NDA, most non-prescription drugs (except those that have recently been switched from prescription to non-prescription status) are marketed pursuant to an FDA over-the counter drug monograph.

         The FDA has published the Monograph for over-the counter anticaries drug products, the category of over-the-counter drug products covering the Company's proposed oral care products. The Monograph establishes conditions under which non-prescription drug products that aid in the prevention of dental caries or cavities are generally recognized as being safe and effective and not misbranded. The Company intends to rely on the advice of FDA counsel to satisfy formulation and labeling requirements of the Monograph as they apply to the Company's products.

         Although the Company intends to make only such packaging claims as are permitted by the Monograph in order to avoid the substantial expense and time required to receive FDA approval under an NDA, it may seek to file an NDA with the FDA in order to make further claims not covered by the Monograph. If the Company decides to or is required to make such additional claims, it may seek strategic partners to assist in the financing of the NDA process. Further, the Company may not have sufficient financing or other resources available to complete the NDA process and assuming such financing and resources are available, there is no assurance that the FDA will approve the NDA.

         Each domestic drug product manufacturing facility must be registered with the FDA. Each manufacturer must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Domestic manufacturing facilities are also subject to at least biannual inspection by the FDA for compliance with Good Manufacturing Practice ("GMP") regulations promulgated by the FDA. Compliance with GMP regulations is required at all times during the manufacture and processing of drug products. Accordingly, to the extent that the Company utilizes contract manufacturers, such manufacturers must be in compliance with all FDA requirements.

         The Company is also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, storage, discharge, handling and disposal of certain materials and wastes. The Company believes that it has complied with these laws and regulations in all material respects and it has not been required to take any action to correct any material noncompliance. The Company does not currently anticipate that any material capital expenditures will be required in order to comply with federal, state and local environmental laws or that compliance with such laws will have a material effect on the financial condition or competitive position of the Company. The Company may also be subject to foreign government regulations regarding over-the-counter drug products. Accordingly, the Company intends to submit applications to foreign regulatory agencies, if necessary, to make therapeutic health claims for its products to be marketed abroad.


Patents, Trademarks and Proprietary Information

     Patents

         As of March 19, 1997, Enamelon has obtained three U.S. patents and has fifteen pending patent applications, nine in the United States and six outside the United States. The patents cover the Company's remineralization technology as it could be applied to a broad range of oral care products including toothpaste, mouth rinse, chewing gum, lozenges, and professional dental treatments. The Enamelon patents may claim the effectiveness of ingredients that do not fall under the Monograph. The Company's products currently under development do not rely on those ingredients as active ingredients, but rely only on sodium fluoride as the sole active ingredient.

         The Company is unaware of the existence of any challenges to the validity of its patents or of any claim made by a third-party of patent infringement with respect to its products. However, no assurance can be given that such challenges or claims will not be asserted in the future.

     Trademarks

         The Company intends to protect the names of certain of its products and formulations by registration of its trademarks, where appropriate, both in the United States and in foreign countries.

         The Company has filed applications in the United States Patent and Trademark Office to register the word mark ENAMELON, on the Principal Register, for toothpaste, chewing gum, certain confection products, and various oral care products, such as medicated mouth washes and professional dental gels. All of the applications have been allowed, subject to use of the mark. The Company has also registered or applied to register the ENAMELON mark for toothpaste, chewing gum and certain confection products in eight foreign countries. It is possible that prior registrations and/or uses of the mark (or a confusingly similar mark) may exist in one or more countries, in which case the Company might thereby be precluded from registering and/or using the ENAMELON mark is such countries. Accordingly, other trademarks are being considered by the Company.

         The Company has also applied to register its stylized "E" logo in the United States and Canada, for toothpaste, chewing gum, certain confection products, and various oral care products. All of the applications have been approved, subject to use of the mark.

         The Company has also filed applications in the United States and Canada to register the word mark FLUOREMIN for toothpaste. Each of such applications has been allowed, subject to use of the mark.

         The Company recently filed applications in the United States and Canada to register (i) the word mark LIQUID CALCIUM for toothpaste, various oral care products, and in Canada, also various oral care products, and certain confection products. Each of such applications is presently and awaiting examination.


         In connection with its trademark protection and registration program, the Company acquired from a third party its rights in and to the mark ENAMELINE, for use in connection with chewing gum, including the United States registration for such mark. The assignment was made on a quitclaim basis without any representations or warranties as to the validity or subsistence of the rights and registration so assigned, and the Company may or may not make use of the mark ENAMELINE.

     Proprietary Information

         Much of the Company's technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect rights to its proprietary know-how and technology, Company policy requires all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such persons while devoted to Company activities. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, it is possible others may infringe the patent rights of the Company.

Liability Insurance

         The Company's business involves exposure to potential product liability risks that are inherent in manufacturing and marketing of pharmaceutical products. The Company currently has general liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 on an annual aggregate basis and product liability insurance with coverage limits of $6,000,000 per occurrence and $7,000,000 on an aggregate basis. While the Company's insurance polices provide coverage on a "per occurrence" basis and are subject to annual renewal, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms, that the Company will be able to secure increased coverage or that any insurance will provide adequate protection against potential liabilities.

Personnel

         The Company has fifteen full-time employees and two part-time employees.

Glossary

         The following glossary is intended to provide the reader with an explanation of certain terms used in this Form 10-KSB.


Active Ingredient....................       Element responsible for the
                                            therapeutic activity of a product.
                                            However, other ingredients in the

                                            product may enhance the
                                            effectiveness of the active
                                            ingredient. In Enamelon toothpaste,
                                            the active ingredient is sodium
                                            fluoride.

Calcium..............................       Important elemental constituent of
                                            teeth and bones.

Caries...............................       An oral disease caused by the
                                            presence of cariogenic bacteria in
                                            plaque. Signs of the disease are
                                            lesions and/or cavities in the
                                            teeth.

Cavity................................      Area of the tooth where mineral
                                            loss, due to demineralization, has
                                            been extensive, resulting in
                                            collapse of the tooth structure. A
                                            cavity cannot be remineralized and
                                            must be filled by a dentist.

Demineralization......................      Chemical process whereby acids,
                                            produced by cariogenic bacteria in
                                            plaque, dissolve and remove calcium
                                            and phosphate from tooth enamel
                                            and/or dentin, making the tooth
                                            weaker and more porous. If allowed
                                            to continue, demineralization will
                                            eventually cause the tooth structure
                                            to collapse and a cavity to be
                                            formed.

Dentin................................      An underlying tooth material that
                                            contains minerals and organic
                                            matter. Dentin is covered by enamel
                                            in the crown and cementum in the
                                            root.

Enamelon Technologies.................      The ADAHF Patented Technology
                                            together with the Enamelon
                                            Proprietary Technology as described
                                            in Item 1, "Description of
                                            Business".

Fluoride..............................      Inorganic form of the element
                                            fluorine in combination with other
                                            elements.

Inactive Ingredient...................      Element not responsible for the
                                            therapeutic activity of the product.
                                            Inactive ingredients may be
                                            important for other product
                                            attributes and may substantially

                                            enhance the effectiveness of the
                                            active ingredient.

Interproximal Lesions.................      Lesions that occur between the
                                            teeth.

In Vitro..............................      Literally means "in glass" (Latin) .
                                            Refers to experimental studies
                                            carried out under laboratory
                                            conditions that do not involve
                                            living species.

In Vivo...............................      Literally means "in life" (Latin).
                                            Refers to experimentation
                                            performed on live animals or humans.

Ions..................................      Dissolved particles bearing a
                                            positive or negative charge. Because
                                            of their charges, ions attract a
                                            sphere of water molecules around
                                            themselves, which helps to keep them
                                            in solution.

Lesions...............................      Defects in teeth resulting from loss
                                            of tooth mineral due to
                                            demineralization in localized areas
                                            of the tooth. Lesions often, but not
                                            always, show up as visible white or
                                            colored spots on teeth. They may or
                                            not be detected by x-rays.

Phosphate............................       Combination of the elements
                                            phosphorous and oxygen in ionic form
                                            or part of an inorganic or organic
                                            compound. An important constituent
                                            of teeth and bones.

Plaque................................      Soft sticky film formed on teeth and
                                            between teeth due to eating
                                            sugar-containing foods. Contains a
                                            very high concentration of bacteria.

Plaque Acids........................        Acidic materials formed by the
                                            break-down of sugars due to the
                                            action of plaque bacteria. Plaque
                                            acids, primarily lactic and acetic
                                            acid, are highly corrosive to the
                                            tooth mineral structure, and cause
                                            demineralization of the tooth.

Professional Gels....................       Therapeutic materials applied to

                                            the teeth for the prevention,
                                            arrestment, or reversal of lesions
                                            or cavities. Applied directly by a
                                            qualified dental practitioner or
                                            supplied to the user through a
                                            prescription supplied by a
                                            qualified dental practitioner.

Remineralization.....................       Chemical process whereby calcium and
                                            phosphate, lost during
                                            demineralization, are replaced into
                                            tooth enamel and dentin, thereby
                                            rebuilding, restoring and
                                            restrengthening the tooth.

Sodium Fluoride......................       Compound consisting of the element
                                            sodium combined with the element
                                            fluorine and which provides
                                            fluoride ions when dissolved in
                                            water. Sodium fluoride is an
                                            accepted active ingredient in anti-
                                            caries products for over-the-
                                            counter use.

Tooth Enamel.........................       Outer hard mineral layer of the
                                            crown, which is the part of the
                                            tooth that emerges from the gum.

 ITEM  2.         DESCRIPTION OF PROPERTY

         The Company currently subleases office facilities located at 15 Kimball Avenue, Yonkers, New York from an affiliate. The Company leases office and laboratory facilities in East Brunswick, New Jersey which expires December 31, 1998. The combined amount of space which relate to the above leased premises total approximately 5,200 square feet.

         The Company believes it will need to lease an additional 5,000 square feet for its product development needs beginning in the second quarter of 1997 and anticipates signing such lease in the second quarter.

         The Company believes that these properties are sufficient for its administrative and research and development needs for the foreseeable future. Since the Company presently intends to rely on outside manufacturers to manufacture its products, it does not have a manufacturing facility.

ITEM  3. LEGAL PROCEEDINGS

         No legal proceedings.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                      13

                                     PART II

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Data

         Since October 24, 1996, the Company's Common Stock has traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ENML".

         Set forth below is the trading range of the high and low prices for the Common Stock during fiscal 1996 as reported on the Nasdaq Stock Market.

Fiscal 1996:

                                             High                     Low
         Quarter Ended:

         December 31, 1996                 $ 7 1/8                  $ 5 3/8

Nasdaq Trading

         As of December 31, 1996, the Company complied with all of the requirements of the National Association of Securities Dealers, Inc. ("NASD") for continued listing of the Common Stock on the Nasdaq Stock Market.

Holders

         The approximate number of holders of record of the common stock, as of March 19, 1997, was 286.

     Dividends

         The Company has not paid any dividends on its Common Stock since its inception and for the foreseeable future intends to follow a policy of retaining all of its earnings, if any, to finance the development and continued expansion of its business. There can be no assurance that dividends will ever be paid by the Company. Any future determination as to payment of dividends will depend upon the Company's financial condition, results of operations and such other factors as the Board of Directors deems relevant.

ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7 to this report.

General

         The Company (a development stage company) was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies. To date, the Company has not commenced any product commercialization or realized any operating revenues.

         The Company's strategic plan for accomplishing this objective is to (i) begin to market its proposed toothpaste products in compliance with the Food and Drug Administration requirements, (ii) conduct further product testing in humans to establish additional advertising claims (iii) collaborate with corporate partners in certain other product areas and international markets and (iv) capitalize on additional commercial applications of both the ADAHF Patented Technology and the Enamelon Proprietary Technology.

         The Company has completed formulation of the product and intends to begin to test market Enamelon toothpaste in selected United States markets. The Company will continue test market of Enamelon toothpaste in several representative markets, comprising approximately 5% of all United States households. Test marketing and additional clinical human studies to establish additional marketing claims for consumers and dentistsss are expected to continue throughout 1997, with a national roll-out of Enamelon toothpaste in the first half of 1998. The Company expects to continue to incur operating losses throughout this period and may require additional financing to continue its operations thereafter.

Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Total operating expenses were approximately $3,120,000 for the year ended December 31, 1996, compared with total expenses of $1,081,000 in the prior year, an increase of $2,039,000. This increase was primarily the result of higher marketing and selling expenses of $362,000, higher research and testing expenses of $1,215,000 and higher administrative and other expenses of $462,000. Additionally, the Company anticipates that total expenses will increase over the next few years as the Company increases its product development, manufacturing and marketing activities. Such increased business activities will require additional personnel and payments to third parties.

         The increase of $362,000 in marketing and selling expenses resulted from marketing creative fees necessary to bring the Company's product to test market.

         The increase in research and testing expenses from $547,000 to $1,762,000 resulted from the expansion of the Company's research and development program at its laboratory facility and clinical testing at various independent oral care research facilities in the United States.

         The increase in administrative and other expenses from $534,000 to $996,000 is primarily attributable to increased consulting and administrative office expenses, associated with the hiring of additional personnel.

         These increases were offset in part by $195,000 of interest and dividend income earned from $10,425,000 of net proceeds from the Company's initial public offering in October 1996.


 Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock and its initial public offering totaling approximately $16.2 million, net of expenses. At December 31, 1996, the Company had cash and cash equivalents of approximately $11.4 million and working capital of $10.5 million. The Company has no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of December 31, 1996.

         Since its inception and through December 31, 1996, the Company has incurred losses aggregating approximately $5.1 million and had available net operating loss carryforwards as of December 31, 1996 of approximately $5.1 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2011 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1998 while it continues clinical testing and initial toothpaste marketing efforts. In March 1997, the Company began to test market Enamelon all family toothpaste in selected United States markets. Assuming the successful completion of test marketing, the Company intends to begin a national roll-out of this product in the first half of 1998.

         Since its inception and through December 31, 1996, the Company has paid $490,000 for the purchase of equipment and approximately $298,000 for costs associated with obtaining patents, trademarks and licenses rights. The Company intends to use approximately $1.5 million of its cash to purchase additional manufacturing equipment for the production of the Company's patent pending, split system toothpaste tube and for high-speed filling equipment, and for computer equipment and software to support operations.

         In May 1995, the Company issued an aggregate of 93,750 shares of its common stock and warrants to purchase 93,750 shares of common stock at an exercise price of $1.33 per share to private investors, officers and directors of the Company for an aggregate consideration of $125,000. On various dates through December 31, 1995, the Company issued an aggregate 648,723 shares of its common stock pursuant to a private placement memorandum dated June 20, 1995 to private investors, officers and directors of the Company for an aggregate consideration of $2,504,672, net of expenses.

         In January 1996, the Company issued 500,000 units at $4.00 per unit, each consisting of 1.103 shares of 5% convertible preferred stock (the "Series A Preferred Stock") and 1 common stock purchase warrant, exercisable at $5.75 per share. In April 1996, the Company issued an additional 6,250 units at $4.00 per unit. The Company received proceeds of $2,025,000 for these issuances.

         In October 1996, the Company completed the initial public offering of 1,700,000 shares of common stock at $7.00 per share. Cash proceeds net of costs was $10,425,000. Concurrent with the public offering, 558,399 shares of redeemable preferred stock were automatically converted into an equivalent number of shares of common stock.

         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that the cash on hand, together with its projected cash flow from operations, if any, will be sufficient to finance its working capital and other requirements for a period of approximately 15 months which includes the test marketing period. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate the commercial introduction of its toothpaste product and otherwise reduce the proposed operations.

         Recently issued accounting standards may affect the Company's Financial Statements in the future. See the section "Financial Statements" in Item 7 of this report.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's Financial Statements appear beginning on page F-1 following Item 13 of this report.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                      16

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

           The following table sets forth information regarding the Company's directors and executive officers as of December 31, 1996:

    Name                    Age                 Position

    Dr. Steven R. Fox       42    Chairman of the Board and Chief Executive
                                  Officer
    D.  Brooks Cole         57    President and Chief Operating Officer
    Norman Usen             55    Vice President-Operations, Vice
                                  President-Product Development and Secretary
    Anthony E. Winston      51    Vice President-Technology and Clinical
                                  Research
    Edwin Diaz              34    Chief Financial Officer, Vice President-
                                  Finance and Treasurer
    Dr. S.N. Bhaskar        74    Director

    Dr. Bert D. Gaster      69    Director
    Richard A. Gotterer     33    Director
    Eric D. Horodas, Esq.   43    Director

         The business experience, principal occupations and employment, as well as the periods of service of each of the directors and executive officers of the Company during at least the last five years are set forth below.

         Steven R. Fox, D.D.S., F.I.C.D., F.A.C.D, is the founder of the Company, and has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since June 1992. From June 1992 through December 1995 and from June 1992 through August 1996, respectively, Dr. Fox was also the Company's President and Treasurer. Dr. Fox is a member of the faculty of the Harvard School of Dental Medicine. Since July 1978, Dr. Fox has been a practicing dentist and currently practices dentistry on a part-time basis. Dr. Fox was an Assistant Clinical Professor at New York University's College of Dentistry from 1979 to 1987. Dr. Fox has been active in various professional organizations, including the International Dental Research Society, the American Dental Association and the Ethics Committee of the Ninth District Dental Society.

         D. Brooks Cole has been the President and Chief Operating Officer of the Company since January 1996. Commencing in September 1993 and continuing through December 1995, Mr. Cole was retained by the Company as a consultant.
Mr. Cole was an independent consultant on projects and assignments relating to consumer and packaged goods marketing from 1992 to December 1995. Mr. Cole has over thirty-five years of experience in the marketing of over-the counter drugs, oral care products and cosmetics. Mr. Cole was employed by the Mentholatum Company, Inc., an over-the-counter drug company, in various positions from 1980 to 1993, most recently as President of the United States Division, and a member of the Executive Committee and the Board of Directors from 1983 to 1993. Mr. Cole was a Vice President of the Non Prescription Drug Manufactures Association and served on its Board of Directors and Executive Committee from 1990 to 1993.

         Norman Usen had been the Vice President-Research and Development and Product Development of the Company since July 1993. In May 1995, Mr. Usen became the Company's Vice President-Product Development, Vice President-Operations and Secretary. Mr. Usen specializes in consumer product development and has over thirty years experience. From 1992 to April 1995, Mr. Usen, as President and sole stockholder of Nu-Products, Inc. ("NP"), was an independent consultant. From August 1993 through April 1995, NP was retained by the Company as consultant on a part-time basis to coordinate product development. See "Management - Employment and Consulting Agreements."

         Anthony E. Winston has been the Vice President-Technology and Clinical Research since January 1995. Mr. Winston has over 25 years of technology development and clinical research experience most recently as Technical Director for Church & Dwight Co., Inc., a consumer products manufacturer, where he was responsible for technology development, clinical research, ADA and FDA interface, claim substantiation and patent protection for Arm & Hammer's baking soda toothpastes, including their latest introduction: Peroxy Care<K174>. Mr. Winston was employed at Church & Dwight Co., from 1970 to 1995. Mr. Winston is the holder or co-holder of more than 60 United States patents, of which 16 are for toothpaste products, with several additional oral care patents pending.

         Edwin Diaz has been the Chief Financial Officer, Vice President-Finance and Treasurer of the Company since August 1996. Prior to joining the Company, Mr. Diaz was the Corporate Controller of NYCOR, Inc., a manufacturer of devices used in heating and cooling systems, from September 1994 to August 1996. He was the Controller of Lancer Industries, Inc., a company specializing in the acquisition of distressed and under-performing companies, from 1990 until August 1994. Mr. Diaz was employed by the Alfieri Organization, a real estate development company, as Assistant Controller from 1988 until 1990 and by the accounting firm of Arthur Young & Company from 1986 until 1988. Mr. Diaz is a certified public accountant.

         S.N. Bhaskar, D.D.S., M.S., Ph.D., Major General U.S. Army (Ret.) has been a director of the Company since August 1994 and the Chairman of the Scientific Advisory Board since August 1992. Since 1981 Dr. Bhaskar has been in a private dental practice in Monterey and Salinas, California. From January 1955 to December 1980, Dr. Bhaskar was Major General, Dental Corps in the United States Army Dental Corps. He is an Honorary Fellow of the Academy of General Dentistry, a Diplomat to the American Board of Oral Medicine and the American Board of Oral Pathology, and a member of the Dental Research Advisory Committee to the United States Army. Dr. Bhaskar is a former Vice Chairman of Atrix Laboratories, Inc. and a consultant to the Board of Directors at Vipont, Inc., a publicly-traded company engaged in the development and marketing of oral care products.

         Bert D. Gaster, D.D.S., M.S.D. has been a director of the Company since November 1992 and has been a tenured Associate Professor at New York University's College of Dentistry since 1970. Dr. Gaster has held various faculty positions with New York University's College of Dentistry since 1970, including that of Clinic (Module) Director for 16 years. Dr. Gaster is a past President of the American College of Prosthodontics, New York section, has served on the Budget Policy Development Committee and currently is President elect of the New York University Dental Alumni Association. Dr. Gaster is currently an attending Prosthodontist with four hospitals in the New York metropolitan area.

         Richard A. Gotterer has been a director of the Company since November 1992 and has been a portfolio manager of fixed income securities at Schroder Capital Management Inc., an investment banking firm, since September 1993. Mr. Gotterer was a private investor from June 1990 through August 1993. Mr. Gotterer was the Vice President of Finance and Chief Financial Officer of Channel American LPTV Holdings, Inc., an entertainment company, from February 1988 to May 1990. He was a financial analyst with Oppenheimer & Co., Inc., an investment banking firm, from October 1985 to October 1987.

         Eric D. Horodas, Esq. has been a director of the Company since November 1992. Mr. Horodas has been President of Markev Realty Corporation since September 1994, and has been Vice President and Secretary of Baco Realty Corporation since June 1995, both of which are actively engaged in originating, managing and servicing commercial real estate and mortgage investments. He has formerly acted as a consultant to various insurance regulators and insurance industry members in connection with the restructuring and rehabilitation of financially troubled insurance companies from November 1993 through May 1995, and was a founding partner and member of the Management Committee of the law firm of Rubinstein & Perry, from February 1988 until October 1993.

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Committees of the Board of Directors

         The Audit Committee, established in July 1993, currently consists of Dr. Bhaskar and Mr. Gotterer (Chairman). The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, review the scope of their annual audit and other services they are asked to perform, review the report on the Company's financial statements following the audit, review the accounting and financial policies of the Company and review management's procedures and policies with respect to the Company's internal accounting controls.

         The Compensation Committee, also established in July 1993, currently consists of Dr. Gaster and Mr. Horodas (Chairman). The functions of the Compensation Committee are to review and approve salaries, benefits and bonuses for all executive officers of the Company, and to review and recommend to the Board of Directors matters relating to employee compensation and employee benefit plans. The Compensation Committee also administers the Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 1996, except that Dr. Fox, Mr. Cole, Dr. Bhaskar, Dr. Gaster, Mr. Gotterer and Mr. Horodas each filed one late report concerning one transaction.

ITEM 10. EXECUTIVE COMPENSATION

         The table below summarizes the compensation received by the Company's Chief Executive Officer and each other executive officer who received a salary and bonus in excess of $100,000 ("named executive officers") for services rendered during the fiscal year ended December 31, 1996. No other executive officer of the Company received compensation in excess of $100,000 during such year.

                          Summary Compensation Table
                                                                     Long-Term
                                                                    Compensation
                                                                     Securities

        Name and                             Annual Compensation     Underlying
  Principal Position (1)                  Year   Salary ($) Bonus($) Options (#)
---------------------------------------  -----   ---------- -------- ----------
Steven R. Fox..........................   1996   $175,000   $75,000   50,000
  Chairman of the Board,
  and Chief Executive Officer (2) (3)

D. Brooks Cole.........................   1996   $150,000   $22,500   50,000
  President and Chief Operating Officer (3)

Anthony E. Winston.....................   1996   $135,000   $20,250        -
   Vice President -
   Technology and Clinical Research

Norman Usen............................   1996   $115,000   $17,000        -
  Vice President - Product Development

         (1) See "Management - Employment and Consulting Agreements" for a description of Dr. Fox's employment agreement with the Company as Chairman of the Board and Chief Executive Officer which commenced on January 1, 1994; Anthony E. Winston's employment agreement with the Company as the Company's Vice President - Technology and Clinical Research which commenced on January 1, 1995; D. Brooks Cole's employment agreement with the Company whereby Mr. Cole became the Company's President and Chief Operating Officer as of January 1, 1996; and Norman Usen's employment agreement with the Company as the Company's Vice President - Research and Development and Vice President Operations.

         (2) Dr. Fox resigned as the Company's President effective in January 1996, and as Treasurer effective August 1996.

         (3) Options granted on December 11, 1996 issued at $6.875 for Dr. Fox and $6.25 for Mr. Cole vest 25% as of December 11, 1997 and an additional 25% on December 11 in each successive year.

         The following table sets forth the individual grants of stock options made during the fiscal year ended December 31, 1996 to each of the named executive officers.

                       Option Grants in Last Fiscal Year
                              (Individual Grants)
                       --------------------------------


                           Number of       Percent of
                           Securities     Total Options
                           Underlying       Granted to   Exercise or
                            Options        Employees in   Base Price  Expiration
   Name                   Granted (#)      Fiscal Year     ($/Sh)(1)     Date
------------------        ------------    -------------- -----------  ----------

Steven R. Fox              50,000             31.3%        $6.875      12/10/01
D. Brooks Cole             50,000             31.3%        $6.25       12/10/06
Anthony E. Winston              -                -             -           -
Norm Usen                       -                -             -           -

         (1) Options granted on December 11, 1996 vest 25% as of December 11, 1997 and an additional 25% each successive year.

         The following table sets forth the number of exercisable or vested and unexercisable or unvested options during the fiscal year ended December 31, 1996 held by each of the named executive officers and the year-end value of such options.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
                                 Option Values
                                                       Value of Unexercised
                    Number of Unexercised Options      In-The-Money Options
                        at Fiscal Year-End (#)         at Fiscal Year-End ($)
        Name         Exercisable/Unexercisable       Exercisable/Unexercisable
     ---------     -----------------------------     -------------------------
Steven R. Fox         450,000/50,000                     $ 1,462,500/0
D. Brooks Cole        135,000/50,000                     $   498,870/0
Anthony E. Winston    160,000/0                          $   360,000/0
Norm Usen             168,762/30,000                     $   830,309/147,600

At December 31, 1996, the market price of the Company's common stock was $6.25 per share.

         At March 19, 1997, the market price of the Company's common stock was $19.50 per share. On such date the value of Dr. Fox's exercisable options was $7,425,000 and the value of Dr. Fox's unexercisable options was $631,250. On such date the value of Mr. Cole's exercisable options was $2,287,620 and the value of Mr. Cole's unexercisable options was $662,500. On such date the value of Mr. Winston's exercisable options was $2,880,500. All of Mr. Winston's options were execercisable. On such date the value of Mr. Usen's exercisable options was $3,066,406 and the value of Mr. Usen's unexercisable options was $545,100.

Compensation of Directors

         Each non-employee member of the Board of Directors presently receives $500 plus reimbursement of expenses for each board meeting attended. See "Management - Employee Benefits Plans" and " - Employment and Consulting Agreements" for a description of options granted to members of the Board of Directors. Each member of the Audit Committee and the Compensation Committee receives $250 for each committee meeting attended together with reimbursement of expenses.

Employment and Consulting Agreements

         The Company has entered into an employment agreement with Dr. Steven R. Fox, pursuant to which Dr. Fox is employed as Chairman of the Board of Directors and Chief Executive Officer for a term of five years commencing on January 1,

1994. The agreement, as amended, provides that Dr. Fox shall devote such time to the Company as necessary to perform his responsibilities thereunder, but no less then forty hours per week, in consideration of an annual salary which was increased by the Board to $175,000 in 1996 and $250,000 per year in January 1997 subject to adjustment. The employment agreement acknowledges that Dr. Fox shall be entitled to maintain his dental practice and see patients on a basis that does not interfere with the performance of his duties thereunder. Dr. Fox continues to practice dentistry on a part-time basis. Pursuant to the agreement, if Dr. Fox opposes a change of control of the Company, as defined in the agreement, and thereafter elects to terminate his employment with the Company, he is entitled to a one time payment of either (i) two and nine-tenths (2.9) times the sum of Dr. Fox's current base annual salary plus any amounts due to him under the Company's Incentive Compensation Plan if a majority of the Company's Board of Directors opposed the change of control or (ii) two and one-half (2.5) times the sum of Dr. Fox's current base annual salary plus any amounts due to him under the Company's Incentive Compensation Plan if a majority of the Company's Board of Directors voted in favor of the change of control. However, such payment shall not exceed the maximum payment permitted by Section 280G of the Internal Revenue Code of 1986, as amended. Pursuant to the Company's Incentive Compensation Plan, Dr. Fox shall be entitled to 50% of all amounts allocated to such plan. See "Employee Benefit Plans" below.

         The Company has entered into an employment agreement with D. Brooks Cole, pursuant to which Mr. Cole is employed as President and Chief Operating Officer. The agreement, as amended, provides that Mr. Cole is required to devote all of his business time to the Company in consideration of an annual salary of $150,000 in 1996 and $175,000 in 1997, subject to adjustment. In addition, Mr. Cole will be entitled to 15% of all amounts allocated to the Company's Incentive Compensation Plan. Mr. Cole serves at the pleasure of the Board of Directors; however, if the Company elects to terminate the agreement, Mr. Cole is entitled to six months severance pay including all salary and benefits. Pursuant to the employment agreement, Mr. Cole was granted a seven-year option to purchase 99,000 shares of Common Stock at an exercise price equal to $3.00 per share, immediately exercisable from the date of the grant, and expiring seven years thereafter. See "Employee Benefit Plans" below.

         The Company entered into an employment agreement with Norman Usen, pursuant to which Mr. Usen is employed full-time as Vice President-Product Development and Vice President-Operations for a term of three years commencing on May 1, 1995. The consulting agreement between the Company and NP, a company controlled by Mr. Usen, terminated upon the commencement of Mr. Usen's employment agreement. Pursuant to the employment agreement, Mr. Usen will devote full time to the Company in consideration of an annual salary of $105,000 in the first year of the term, $115,000 in the second year of the term and $125,000 in the third year of the term. If Mr. Usen is terminated from the Company without cause, as defined in the agreement, then he will be entitled to continue to receive his salary and benefits until the end of the term of the agreement. As additional compensation, Mr. Usen will be entitled to 12.5% of all amounts allocated to the Company's Incentive Compensation Plan. Pursuant to the employment agreement, Mr. Usen was granted seven-year options to purchase an aggregate 90,000 shares of Common Stock at an exercise price equal to $1.33 per share. The options previously granted to NP were terminated and reissued to Mr. Usen. See "Certain Transactions."

         The Company has entered into an employment agreement with Anthony E. Winston, as amended, pursuant to which Mr. Winston is employed full-time as Vice President-Technology and Clinical Research for a term of three years expiring in January 2000. Pursuant to the employment agreement, Mr. Winston will devote his full time to the Company in consideration of an annual salary of $143,000 in 1997, $151,000 in 1998 and $160,000 in 1999. If Mr. Winston is terminated from the Company without cause, as defined in the agreement, then he shall be entitled to continue to receive his salary and benefits until the end of the term of the agreement. As additional compensation, Mr. Winston shall be entitled to 10% of all amounts allocated to the Company's Incentive Compensation Plan. Pursuant to the employment agreement, Mr. Winston was granted ten-year options to purchase an aggregate 150,000 shares of Common Stock at an exercise price equal to $1.33 per share.

         The Company has entered into an employment agreement with Edwin Diaz pursuant to which Mr. Diaz is employed full-time as Vice President-Finance and Chief Financial Officer at the discretion of the Company's Board of Directors. Pursuant to the employment agreement, Mr. Diaz will devote his full time to the Company in consideration of an annual salary of $89,000, subject to adjustment. In addition, Mr. Diaz will be entitled to not less than 5% of all amounts allocated to the Company's Incentive Compensation Plan. If the Company terminates Mr. Diaz's employment without cause, as defined in the agreement, he will be entitled to six months severance pay, including all salary and benefits. If, after a change of control of the Company, Mr. Diaz's employment is terminated without cause or he terminates his employment, he will be entitled to receive one year's compensation, including salary and benefits. In connection with his employment, Mr. Diaz was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $7.00 per share, half of which vest on the first anniversary of his employment and the balance of which vest on the second anniversary of his employment.

 Employee Benefits Plans

     1993 Stock Option Plan

         In July 1993, the Board of Directors adopted the Plan which was approved by the Company's stockholders in September 1993. The Plan provides for the grant to qualified employees (including officers and directors) of the Company of options to purchase shares of Common Stock. A total of 1,500,000 shares of Common Stock have been reserved for issuance upon exercise of stock options granted under the Plan. The Plan is administered by the Board of Directors or a committee of the Board of Directors (the "Committee") whose members are not entitled to receive options under the Plan (excluding options granted exclusively for directors fee). The Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Plan. Options granted under the Plan may or may not be "incentive stock options" as defined in Section 422 of the Internal Revenue Code ("Incentive Options") depending upon the terms established by the Committee at the time of grant, but the exercise price of options granted may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option granted to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than 10 years after the grant (five years if the grant is an Incentive Option to any employee who owns more than 10% of the outstanding Common Stock). Options granted under the Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the Plan, shares which are the subject of canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

         As of the date of this report, the Company has granted options exercisable for periods of three to ten years to purchase an aggregate of 1,376,306 shares of Common Stock, at an exercise price ranging from $1.33 to $8.00 per share (subject to adjustment), to certain employees, officers and directors of the Company, including options to purchase an aggregate of 450,000 shares at $3.00 per share, and 50,000 shares at $6.875 granted to the Company's Chairman of the Board, options to purchase an aggregate of 144,515 shares granted to other members of the Company's Board of Directors at prices ranging from $3.06 to $6.25 per share, and options to purchase an aggregate of 47,079 shares granted to members of the Company's Scientific Advisory Board other than members of the Company's Board of Directors at prices ranging from $2.00 to $4.40 per share. See "Employment and Consulting Agreements" above for a description of options granted to an affiliate of an officer of the Company.

Incentive Compensation Plan

         The Company has established a five-year incentive compensation program to award officers and key employees for their efforts on behalf of the Company as measured by yearly increases in the net income (before income taxes and extraordinary items) generated by the Company. The program provides for incentive compensation utilizing an objective formula based upon guidelines in accordance with the Company's goals. The Company will establish a yearly bonus pool commencing with the closing date of the offering, equal to five percent of its net income before income taxes including the amount provided for by the incentive compensation plan, and extraordinary items ("ICP Income"), to be distributed to officers and key employees. For the subsequent four fiscal years, such bonus pool shall only be established in the event the Company's ICP Income equals or exceeds by at least 5% the Company's ICP Income for the prior fiscal year. Amounts remaining in the yearly bonus pool which are not distributed do not carry over into the subsequent year's pool. The maximum amount an executive or key employee may receive from the bonus pool is limited to two times such person's salary.

ITEM 11. SECURITY BY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     Principal Stockholders


         The following table sets forth, as of March 19, 1997, certain information, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner or more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group:
                                          Amount and
                                           Nature of            Percentage of
Name and Address                          Beneficial        Outstanding Shares
of Beneficial Owners                     Ownership (1)            Owned (2)
--------------------                     -------------      -------------------

Dr. Steven R. Fox (3) (4).............    3,543,240                48.2%
Dr. Bert Gaster (5)...................       25,253                   *
Mr. Richard Gotterer (5)..............       90,512                 1.3%
Mr. Eric Horodas (5) (6)..............      109,262                 1.6%
Dr. S.N. Bhaskar (7)..................       68,756                 1.0%
Mr. Anthony E. Winston (8)............      160,000                 2.3%
Mr. D. Brooks Cole (9)................      135,000                 1.9%
Mr. Norman Usen (10)..................      198,762                 2.8%
All directors and executive officers
    as a group (8 persons) (11) ......    4,330,785                54.1%

     *   Represents less than 1%.

     (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

     (2) Based on 6,900,378 shares issued and outstanding on March 19, 1997.

     (3) The address of Mr. Fox is c/o Enamelon, Inc., 15 Kimball Avenue, Yonkers, NY 10704.

     (4) Includes 36,348 shares held in trust for the benefit of Dr. Fox's minor children. Also includes 450,000 shares issuable upon exercise of currently exercisable stock options.

     (5) Includes 25,253 shares issuable upon exercise of currently exercisable stock options.

     (6) Includes 9,375 shares issuable upon exercise of warrants.

     (7) Includes 68,756 shares issuable upon exercise of stock options

     (8) Includes 160,000 shares issuable upon exercise of stock options.


     (9) Includes 135,000 shares issuable upon exercise of stock options.

     (10)Includes 198,762 shares issuable upon exercise of stock options.

     (11)Includes 1,088,277 shares issuable upon exercise of currently stock options and 9,375 shares issuable upon exercise of currently exercisable warrants.

         By virtue of his ownership of shares of Common Stock and position with the Company, Steven R. Fox may be deemed a "parent" and a "founder" of the Company as such terms are defined under the federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has subleased its office facilities without a written agreement, since December 1, 1992, from Dr. Steven R. Fox, the Chairman of the Board, at a rent of $600 per month. Commencing January 1, 1996 for a period of one year, the Company entered into a lease with a relative of Dr. Fox for additional office facilities at a rent of $2,500 per month. See Item 2 "Description of Property" for a description of such facilities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         3.1   Certificate of Incorporation of the Registrant, as amended (1)
         3.2   Amended and Restated By-Laws of the Registrant (1)
         4.1   Specimen Copy of Stock Certificate for shares of Common Stock (1)
         4.2 Form of Registration Rights Agreement between the Registrant and certain purchasers of units (1)
        10.1 Restated Patent License Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 24, 1995 (1)
        10.2 Amendment Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 12, 1995 (1)
        10.3 Restated Foreign Patent License Agreement by and between the Registrant and the American Dental Association Health
               Foundation dated as of November 18, 1992 (1)
        10.4   Foreign License Amendment Agreement by and between the
               Registrant and the American Dental Association Health
               Foundation dated as of June 14, 1995 (1)
        10.5   The Registrant's 1993 Stock Option Plan (1)
        10.6   The Registrant's Incentive Compensation Plan (1)
        10.7 Employment Agreement between the registrant and Dr. Steven R. Fox, as amended as of June 15, 1996 (1)

        10.8 Amended and Restated Employment Agreement between the Registrant and D. Brooks Cole dated as of June 1, 1995 (1)
        10.9 Employment Agreement between the Registrant and Norman Usen and Nu-Products dated as of May 1, 1995 (1)

        10.10 Employment Agreement between the Registrant and Anthony E. Winston dated as of January 17, 1995 (1)
        10.11 Employment Agreement between the Registrant and Edwin Diaz dated July 29, 1996 (1)
        10.12 Lease Agreement with Unum Life Insurance Company of America dated December 27, 1993 (1)
        10.13 Lease Agreement with East Brunswick Woods Associates, L.P. dated November 1995 (1)
        10.14 Amendment dated January 1, 1997 to D. Brooks Cole Employment Agreement
        10.15 Amendment dated January 17, 1997 to Anthony Winston Employment Agreement
         27.1  Financial Data Schedule

         (1) Incorporated by reference to the Company's registration statement on Form S-1 (file no. 333-06455) effective on October 24, 1996.

     (b)  Reports on Form 8-K

         There were no current reports on Form 8-K filed during the quarter ended December 31, 1996.

                                ENAMELON, INC.
                        ( A development stage company)
                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants...............    F-2
Financial Statements:
          Balance Sheets.........................................    F-3
          Statements of Operations...............................    F-4
          Statements of Stockholders' Equity.....................    F-5
          Statements of Cash Flow................................    F-6
          Notes to Financial Statements..........................    F-7 to F-15

Report of Independent Certified Public Accountants

Enamelon, Inc.
Yonkers, New York

         We have audited the accompanying balance sheets of Enamelon, Inc. (A Development Stage Company) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from June 9, 1992 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enamelon, Inc., as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended and for the period from June 9, 1992 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.


New York, New York                                 BDO Seidman, LLP
February 11, 1997

                                 ENAMELON, INC.
                          (A development stage company)
                                 Balance Sheets

                                                          December 31,
                                                       1995           1996

Assets
Current:
  Cash and cash equivalents (Note 1)..............$  1,790,666    $11,389,894
  Prepaid expenses and other assets...............      11,077        193,290
  Inventory.......................................          --         53,183
                                                  ------------     ----------
    Total current assets..........................   1,801,743     11,636,367

  Equipment, net (Note 1 and 2)...................      58,077        438,348

  Deferred costs, net (Note 1 and 3)..............     172,157        308,030

  Other assets ...................................       8,939          8,939
                                                  ------------     ----------
    Total assets                                  $  2,040,916    $12,391,684
                                                  ============    ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................................$         --    $   553,377

  Accrued expenses................................     173,939        539,894
                                                   -----------     ----------
    Total current liabilities.....................     173,939      1,093,271
                                                   -----------     ----------

Commitments (Notes 6 and 7)

Stockholders' equity (Note 4):
  Preferred stock, $0.01 par value - shares
    authorized 4,172,750 none issued or
    outstanding...................................          --            --
  Common stock, $0.001 par value - shares
    authorized 20,000,000; issued and
    outstanding 4,635,273 and 6,900,378...........       4,635         6,900
  Additional paid-in capital......................   4,055,925    16,409,926
  Accumulated deficit during the development stage..(2,193,583)   (5,118,413)
                                                   ------------   -----------
    Total stockholders' equity....................   1,866,977     11,298,413
                                                   ------------   -----------
    Total liabilities and stockholders equity      $ 2,040,916    $12,391,684
                                                   ===========    ===========






                See accompanying notes to financial statements.

                                 ENAMELON, INC.

                          (A development stage company)

                            Statements of Operations

                                                                  Period from
                                                                 June 9, 1992
                                       Year ended December 31,  (Inception) to
                                      ---------------------       December 31,
                                      1995             1996          1996
                                      ----             ----          ----
Expenses:
  Marketing and selling.......... $       --          362,371   $    362,371

  Research and testing...........    546,994        1,761,718      2,631,305
  Administrative and other.......    533,587          996,160      2,091,000
                                   ---------     ------------    -----------
    Total expenses...............  1,080,581        3,120,249      5,084,676

Other charges (income):
  Interest and dividends.........    (19,663)        (195,419)      (236,232)
  Write-off of deferred
  offering costs (Note 1)........         --               --        269,969
                                  -----------      -----------   -----------
Net loss......................... $(1,060,918)     $(2,924,830)  $(5,118,413)
                                 ============      ===========   ============

Net loss per common share
  (Note 1)....................... $     (0.20)     $     (0.52)
                                  ===========      ===========

Weighted average common shares
  outstanding....................   5,234,289        5,636,935
                                  ===========      ===========



                See accompanying notes to financial statements.

<CAPTON>
                                                          Enamelon, Inc.
                                                   (A development stage company)
                                            Statements of Stockholders' Equity (Note 4)

                                                               Common Stock          Additional     Accumulated         Total
                                                               ------------           paid-in    defecit during the   stockholders'
                                                            Shares      Par Value     capital    development stage       equity
                                                            ------      ---------    ---------    ------------------  -------------
Issuance of common stock in June and December 1992 ....    3,331,458    $   3,331    $   111,684   $           --     $     115,015
Issuance of common stock for legal services rendered ..        9,792           10         29,960               --            29,970

Net loss ..............................................           --           --             --          (37,070)          (37,070)
                                                           ---------    ---------    -----------   --------------     -------------
Balance, December 31, 1992.............................    3,341,250        3,341        141,644          (37,070)          107,915
Issuance of common stock at $3.06 per share in
  private placement, net of costs .....................      293,619          294        868,648               --           868,942
Issuance of common stock for legal services rendered ..       17,268           17         63,348               --            63,365
Net loss ..............................................           --           --             --         (296,671)         (296,671)
                                                           ---------    ---------    -----------     -------------     ------------
Balance, December 31, 1993.............................    3,652,137        3,652      1,073,640         (333,741)          743,551
Issuance of common stock at $1.33 per share in
  private placement, net of costs .....................      118,125          118        141,783               --           141,901
Issuance of common stock for legal services rendered ..       14,538           15         63,985               --            64,000
Net loss ..............................................           --           --             --         (798,924)         (798,924)
                                                           ---------    ---------    -----------     -------------     ------------
Balance, December 31, 1994.............................    3,784,800        3,785      1,279,408       (1,132,665)          150,528
Issuance of common stock at $1.33 per share in
 private placement, net of cost .......................       93,750           94        124,906               --           125,000

Issuance of common stock at $4.00 per share in
 private placement, net of cost........................      648,723          648      2,504,024               --         2,504,672
Issuance of common stock for professional services
  rendered .............................................     108,000          108        147,587               --           147,695
Net loss ...............................................          --           --             --       (1,060,918)       (1,060,918)
                                                           ---------    ---------    -----------       ----------       -----------
Balance, December 31, 1995..............................   4,635,273        4,635      4,055,925       (2,193,583)        1,866,977
Issuance of common stock for legal services
  rendered..............................................       6,706            7         26,817               --            26,824
Issuance of common stock in public offering, net of
 costs .................................................   1,700,000        1,700     10,423,572               --        10,425,272
Conversion of preferred stock to common stock...........     558,399          558      1,903,442               --         1,904,000
Warrants exercised .....................................          --           --            170               --               170
Net loss................................................          --           --             --       (2,924,830)       (2,924,830)
                                                           ---------    ---------    -----------     -------------     ------------
Balance, December 31, 1996..............................   6,900,378    $   6,900    $16,409,926     $ (5,118,413)     $ 11,298,413
                                                          ==========    =========    ===========     =============     ============

                                                                F-5

                                ENAMELON, INC.

                         (A development stage company)

                            Statements of Cash Flow

                                                                  Period from
                                                                 June 9, 1992
                                       Year ended December 31,  (Inception) to
                                      ---------------------       December 31,
                                         1995          1996          1996
                                         ----          ----          ----


Cash flows from operating activities:
  Net loss ............................$ (1,060,918) $ (2,924,830) $ (5,118,413)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Write-off of deferred offering costs.          --            --       269,969
  Stock issued for services...........      147,695        26,824       174,519
  Depreciation and amortization.......       23,490        45,488        89,257
  Increase in prepaid expenses and
   other assets.......................       (2,203)     (182,213)     (202,228)
  Increase in inventory...............           --       (53,183)      (53,183)
  Increase in deferred costs..........           --            --        (1,133)
  Increase in accrued expenses and
   account payable.....................      59,287       616,078       788,017
                                       ------------   -----------   -----------
  Net cash used in operating activities.   (832,649)   (2,471,836)   (4,053,195)
                                       ------------   -----------   -----------


Cash flows from investing activities:
 Purchases of equipment ...............     (28,949)     (411,056)     (489,678)
 Patents, trademarks and licenses......     (27,505)     (150,575)     (298,181)
                                       ------------   -----------   -----------
   Net cash used in investing
    activities.........................     (56,454)     (561,631)     (787,859)
                                       ------------   -----------   -----------
Cash flows from financing activities:
 Proceeds from sale of common stock...    2,718,459    11,900,000    15,744,317
 Proceeds from sale of preferred stock.          --     2,025,000     2,025,000
 Offering costs.........................    (88,787)   (1,292,305)   (1,538,369)
                                       ------------   -----------   -----------
   Net cash provided by financing
    activities.........................   2,629,672    12,632,695    16,230,948
                                       ------------   -----------   -----------
Net increase in cash and cash
 equivalents...........................   1,740,569     9,599,228    11,389,894

Cash and cash equivalents, beginning
 of period............................       50,097     1,790,666            --
                                       ------------   -----------   -----------
Cash and cash equivalents, end of
 period............................    $  1,790,666  $ 11,389,894  $ 11,389,894
                                       ============  ============  ============

Supplemental disclosures of noncash
  financing activities:
 The Company issued common stock for
  professional services performed by
  unrelated parties................... $    147,695  $     26,824  $    331,854
                                       ============  ============  ============
     Accrued offering cost...........  $         --  $    282,423            --
                                       ============  ============  ============

                See accompanying notes to financial statements.

                                ENAMELON, INC.

                          (A development stage company)

                          Notes to Financial Statements

1.    Organization and Summary of Accounting Policies

      Organization

         The Company (a development stage company) was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies. To date, the Company has not commenced any product commercialization or realized any operating revenues.


         The Company completed formulation of its all-family toothpaste and the testing required by the monograph published by the Food and Drug Administration during 1996. The Company intends to begin in the early part of 1997 to test market Enamelon toothpaste in several representative markets comprising approximately 5% of all United States households. Test marketing and additional clinical human studies to establish additional marketing claims for consumers and dentistsss are expected to continue throughout 1997, with a national roll-out of Enamelon toothpaste in the first half of 1998. The Company expects to continue to incur operating losses throughout this period and may require additional financing to continue its operations thereafter.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

         The carrying amounts of cash, prepaid expenses and accrued expenses approximate fair value because of the short maturity of these items.

     Cash and Cash Equivalents

         Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of three months or less, principally Treasury Bills and money market accounts.

     Equipment

         Equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method.

     Deferred Costs

         Organization costs are amortized using the straight-line method over a sixty-month period.

         Licensing costs and patent rights are amortized using the straight-line method over seventeen years, which is the term of the licensing agreements and the estimated useful lives of the patents, respectively.

                                 ENAMELON, INC.

                          (A development stage company)

                    Notes to Financial Statements - Continued


         Trademarks are being amortized using the straight-line method over seventeen years.

         Deferred offering costs related to a proposed private placement had been deferred until the proceeds of the private placement were raised. Since the related private placement transaction did not occur as expected, these costs were expensed in 1994.

     Income Taxes

         Income taxes are computed in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets must be reduced by a valuation allowance to amounts expected to be realized.

     Earnings Per Share

         Earnings per share are presented for 1995 on a pro forma basis to give retroactive effect to the conversion of the redeemable preferred stock as a result of the public offering discussed in Note 4. The calculation of earnings per share reflects the conversion of the preferred stock as if it occurred in January 1, 1995.

         The weighted average number of common shares outstanding used in computing the net loss per common share for the year ended December 31, 1996 was adjusted for the effects of the application of Securities and Commission (SEC) Staff Accounting Bulletin (SAB) No. 83. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the initial public offering price during the twelve months immediately preceding the initial filing of the offering together with common stock purchase warrants and options issued during such period with an exercise price less than the initial public offering price, are treated as outstanding for all periods presented. Earnings (loss) per share are computed using a treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such warrants and options, to repurchase shares of the Company's common stock at the average market price outstanding since the initial public offering.

         Recent Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. The adoption of this pronouncement in 1996 did not have a significant effect on the Company's financial statements.


         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows the choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has selected the option to continue the use of the current intrinsic value method.

                                 ENAMELON, INC.

                          (A development stage company)

                    Notes to Financial Statements - Continued

     Presentation of Prior Year Data

         Certain reclassifications have been made to conform prior year data with the current presentation.

2.    Equipment

        Equipment is summarized as follows:   December 31, Estimated Useful Life
                                              ------------
                                           1995         1996
                                           ----         ----
           Furniture and fixtures        $ 6,691      $ 27,334   5 - 7 years
           Equipment                      71,931       462,344   3 - 10 years
                                         -------       -------
                                          78,622       489,678
           Less: Accumulated depreciation 20,545        51,330
                                         -------      --------
                                         $58,077      $438,348
                                         =======      ========

3.    Deferred Costs

         Deferred costs are summarized as follows:

                                                  December 31,
                                                  ------------
                                                 1995       1996

          Patent rights                       $ 132,207   $ 256,557
          Trademarks                             43,082      67,840
          Licensing costs                        18,962      18,962
          Organization cost                       1,133       2,600
                                              ---------    --------
                                                195,384     345,959
          Less: Accumulated amortization         23,227      37,929
                                              ---------   ---------
                                              $ 172,157   $ 308,030
                                              =========   =========



4.   Stockholders' Equity

     Redeemable Preferred Stock

         In January 1996, the Company issued 500,000 units at $4.00 per unit, each consisting of 1.103 shares of 5% convertible Series A preferred stock and 1 common stock purchase warrant, exercisable at $5.75 per share. In April 1996, the Company issued an additional 6,250 units at $4.00 per unit. The Company received proceeds of $2,025,000 for these issuances. In October 1996, the 558,399 shares of Series A Preferred Stock were converted into common stock and retired upon the consummation of the initial public offering.

         In connection with the placement of the transaction, the Company issued warrants to purchase 100,000 shares at an exercise price of $4.80 and 23,750 shares at $3.60 per share, which expire January 23, 2003.

                                 ENAMELON, INC.

                          (A development stage company)

                    Notes to Financial Statements - Continued

     Common Stock

         In November 1992, the Board of Directors amended the Company's Certificate of Incorporation to increase the number of authorized common shares from 15,000 shares to 3,000,000 shares and effected a 100-for-one stock split. The Company effectuated a 1.19688-for one reverse stock split of its common stock in July 1993, a one-for-1.65068 stock split of its common stock in September 1994 and a three-for-one stock split in June 1995. All common shares, common stock options and price per share information disclosed in the financial statements and notes thereto have been adjusted to give retroactive effect for these stock splits. The Board of Directors amended the Company's Certificate of Incorporation to increase the Company's authorized shares of common stock from 3,000,000 to 20,000,000.

         In December 1992, 9,792 shares of stock were issued for services performed by unrelated parties. In September 1993, November 1993 and January 1994, an additional 4,545 share, 12,723 shares and 14,538 shares, respectively, were issued for services performed by unrelated parties. In May and June 1995, an additional 105,000 shares and 3,000 shares, respectively, were issued for services performed by unrelated parties. In January 1996, an additional 6,706 shares were issued for services performed by unrelated parties. Common stock issued for services was valued at the estimated fair value of the stock issued.

         In January 1993, the Company issued an aggregate 293,619 shares of its common stock to private investors, officers and directors of the Company for the aggregate consideration of $900,000.

         In September 1994, the Company sold 118,125 shares of common stock and warrants to purchase 59,064 shares of common stock at an exercise price of $1.33 per share for an aggregate amount of $157,500.

         In May 1995, the Company issued an aggregate 93,750 shares of its common stock and warrants to purchase 93,750 shares of common stock at an exercise price of $1.33 per share to private investors, officers and directors of the Company for an aggregate consideration of $125,000.

         On various dates through December 31, 1995, the Company issued an aggregate 648,723 shares of its common stock pursuant to a private placement memorandum dated June 20, 1995 to private investors, officers and directors of the Company for an aggregate consideration of $2,504,672, net of expenses. In connection with the private placement, the Company authorized the issuance of warrants to purchase 26,276 shares of common stock at an exercise price of $4.00 per share, and 1,562 shares of common stock at an exercise price of $3.60 per share, which expire December 14, 2000, to representatives in the offering.

     Initial Public Offering

     In October 1996, the Company completed the initial public offering of 1,700,000 shares of common stock at $7.00 per share. Cash proceeds net of costs was $10,425,000. Concurrent with the public offering, 558,399 shares of redeemable preferred stock were automatically converted into an equivalent number of shares of common stock.

                                 ENAMELON, INC.

                          (A development stage company)

                    Notes to Financial Statements - Continued

     Stock Option Plan

         In 1993, the Company adopted the 1993 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 1,500,000 shares of common stock. The Option Plan is administered by the Board of Directors or a committee of the Board of Directors (the "Compensation Committee") whose members are not entitled to receive options under the Option Plan (excluding options granted exclusively for directors' fees). Options granted under the Plan may or may not be "incentive stock options" as defined in the Internal Revenue Code ("Incentive Options") depending upon the terms established by the Compensation Committee at the time of grant. The exercise price shall not be less than the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the Company's outstanding common stock). Options granted under the Plan are subject to a maximum term of 10 years.


         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the period from January 1, 1995 to October 24, 1996 ("pre IPO"), and October 25, 1996 to December 31, 1996 ("post IPO"), respectively; no dividend yield for both years; expected volatility of .01 and 35 percent; risk-free interest rates of 6.5 and 6.2 percent and expected lives of 6.3 and 6.8 years for the options.

         Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                   1995                      1996
                                   ----                      ----

          Net loss
           As reported          $1,060,918                $2,924,830
           Pro forma            $1,735,766                $3,365,581

          Loss per share
           As reported              $(0.20)                   $(0.52)
           Pro forma                $(0.33)                   $(0.60)

                                ENAMELON, INC.

                          (A development stage company)

                    Notes to Financial Statements - Continued

         A summary of activity for the Company's Plan, including those options granted pursuant to the terms of certain employment and other agreements (see
Note 7), is as follows:


                                                          Weighted average
                                       Option shares       Exercise price
                                       -------------      ----------------

     Balance, January 1, 1995           380,487                $3.02
     Granted                            937,081                 2.35
     Exercised                               --                   --
     Cancelled                         (108,762)                3.37
                                      ----------                ----
     Balance, December 31, 1995       1,208,806                 2.50

     Granted                            160,000                 6.51
     Exercised                               --                   --
     Cancelled                               --                   --
                                      ---------                -----
     Balance, December 31, 1996       1,368,806                $2.97
                                      =========                =====


                                          December 31,
                                          ------------
                                       1995             1996
                                       ----             ----
     Options exercisable                1,148,806        1,192,806

     Weighted average exercise
     price of option exercisable       $     2.56      $      2.57

     Weighted average fair value of
     options granted during the year   $  674,848      $   440,751

         The following table summarized information about fixed stock options outstanding at December 31, 1996:

                                     Options Outstanding                                           Options Exercisable
                                     -------------------                                           -------------------
                        Number        Weighted-Average                                   Number
       Range of     Outstanding         Remaining            Weighted-Average          Exercisable              Weighted-Average
    Exercise Prices   at 12/31/96     Contractual Life        Exercise Price          at 12/31/96                Exercise Price
    --------------- -------------     ----------------      ----------------         ------------              ----------------
    $1.33 to $2.67     405,213             6.2                  $1.37                     375,213                   $1.38
    $3.00 to $4.00     803,593             3.1                  $3.07                     803,593                   $3.07
    $5.81 to $7.00     160,000             7.5                  $6.51                      14,000                   $6.25
                     ---------                                                          ---------
    $1.33 to $7.00   1,368,806             4.6                  $2.97                   1,192,806                   $2.57
                     =========                                                          =========

                                      F-12

                                 ENAMELON, INC.

                          (A development stage company)

                    Notes to Financial Statements - Continued

5.       Income Taxes

         At December 31, 1996, the Company had a deferred tax asset of approximately $2,047,000 primarily attributable to net operating loss carryforwards. The deferred tax asset has been fully reserved by a valuation allowance of the same amount.

         The net operating loss carryforwards at December 31, 1996 totaling approximately $5,118,000 will expire if not used by the period from 2007 through 2011 and may be limited by United States federal tax law as a result of future changes in ownership.

6.   Commitments

     Leases

         The Company leases office facilities in New York from a related party and laboratory facilities in New Jersey. The lease for the laboratory facilities includes provisions requiring the Company to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts. The minimum rents for the leased property for the subsequent years are as follows:

                  Year ending December 31,

                  1997                     $    79,000
                  1998                          52,000
                                           -----------
                                           $   131,000
                                           ===========

         Rent expense for the years ended December 31, 1995 and 1996 was $35,500 and $83,028 respectively, and $160,483 for the period from June 9, 1992 (inception) to December 1996.

     Patent License Agreements

         In June 1992, the Company entered into a patent licensing agreement with the ADAHF, the holder and/or the applicant for the patents for the Amorphous Calcium Compounds ("ACC"). The agreement, as modified, grants the Company the exclusive United States license to manufacture and sell dentifrices, chewing gum, food and confection formulated according to the patented process in return for royalty payments to the licensor. In November 1992, the Company entered into an exclusive international patent licensing agreement which, as modified, granted the Company patent license rights in Austria, Belgium, Canada, China, Denmark, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Monaco, the Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Taiwan and the United Kingdom. The grants extend to improvements in patent compounds and utilities in dentifrices, chewing gum, food and confectionery products developed by the ADAHF.

         The exclusive United States license has been granted for an initial term from the date of the agreement until three years following the physical and chemical stabilization of the formula in a commercially viable product and following the first Food and Drug Administration ("FDA") approval necessary to market any ACC products in their

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

commercially viable form to professionals or the general public. The foreign license expires upon the earlier of the termination of the United States license or the expiration of the foreign patents license thereunder. The licenses are renewable in four year increments for the life of the ACC patents subject to minimum royalty payment terms, and transferable under certain conditions with the prior written consent of the licensor, which consent may not be unreasonably withheld. The licenses are subject to cancellation in the event the Company fails to comply with its terms and conditions, including payment of royalties and other amounts due thereunder.

         The Company was also granted an option and right of first refusal, as amended, for a limited license under future patents and patent applications for ACC for all territories not included within the licensed territories under the foreign patent license, with respect to dentifrices, chewing gum, food and confection. Before granting such a license to third parties, the ADAHF must first offer the license to the Company on the terms consistent with the foreign license agreement. To the extent the ADAHF has not granted the license to a third party due to the Company's failure to exercise its right of first refusal, the Company has the option to receive a license in any of such territories with the terms consistent with the foreign license agreement.

         In consideration for the grant of the exclusive United States license, the Company is required to make royalty payments of four percent of net sales, subject to minimum royalty payments of $7,000. In consideration for the grant of foreign patent rights, the Company is required to pay seven percent of net sales and four percent in a joint venture and bear the costs of prosecution of foreign patent applications. However, to the extent the ADAHF grants a foreign license to a third party to use ACC in products other than dentifrices, chewing gum, food and confection, then such third party must share with the Company the costs associated with the foreign patent applications. If the Company sublicenses a foreign patent, it will pay to the ADAHF twenty-five percent of the gross income resulting from such sublicenses actually received by the Company.

7.    Employment and Consulting Agreements

         The Company has established a five-year incentive compensation program (the "Incentive Compensation Program") for certain of its officers and key employees. The Incentive Compensation Program provides for the establishment of a yearly pool, equal to 5% of the Company's net income before expenses pursuant to the Incentive Compensation Program, taxes and extraordinary items ("Plan Net Income"). Such pool shall only be established in the event that the Company's Plan Net Income equals or exceeds by at lease 5% the Company's Plan Net Income for the prior fiscal year.

         The Company has entered into a five-year employment agreement for the services of a Chairman of the Board of Directors and Chief Executive Officer commencing January 1, 1994. The agreement, as amended, provides for an annual salary of $175,000 in 1996 and $250,000 per year in January 1997, subject to adjustment, as well as 50% of all amounts allocated by the Board of Directors to the Company's Incentive Compensation Program. The Company has granted this officer an option to purchase 450,000 shares of common stock at an exercise price of $3.00 per share, which expires five years from the date of grant.

         The Company entered into an employment agreement for the services of a President and Chief Operating Officer which provides for an annual salary of $150,000 in 1996 and $175,000 in 1997, subject to adjustment, as well as 15% of all amounts allocated by the Board of Directors to the Company's Incentive Compensation Program. In addition, in 1996 the Company granted this individual an option to purchase 99,000 shares of common stock at an exercise price of $3.00 per share which expires seven years from the date of grant.

                            ENAMELON, INC.
                     (A development stage company)

               Notes to Financial Statements - Continued

         In May 1995, the Company entered into a three-year employment agreement for the services of a Vice President - Product Development and Operations and Secretary. This agreement, which replaced a prior consulting agreement (the "Consulting Agreement"), provides for annual compensation of $105,000 in the first year, $115,000 in the second year and $125,000 in the third year, subject to adjustment, as well as 12.5% of all amounts allocated by the Board of Directors to the Company's Incentive Compensation Program. In addition, options to purchase 108,762 shares of common stock at various exercise prices previously granted to the individual pursuant to the Consultanting Agreement were cancelled and regranted to the officer at an exercise price of $1.33 per share. Furthermore, the Company has granted this individual an option to purchase an additional 90,000 shares of common stock at an exercise price of $1.33 per share which expires seven years from the date of grant.

         The Company has entered into a an employment agreement for a term of three years expiring January 2000, for the services of a Vice President of Technology and Clinical Research. The agreement as amended provides for an annual salary of $143,000 in 1997, $151,000 in 1998 and $160,00 in 1999, as well as 10% of all amounts allocated by the Board of Directors to the Company's Incentive Compensation Program. In addition, the Company has granted this individual an option to purchase 150,000 shares of common stock at an exercise price of $1.33 per share, which expires ten years from the date of grant.

         The Company has entered into an employment agreement commencing August 1996 for the services of a Vice President and Chief Financial Officer. The agreement provides for an annual salary of $89,000, subject to adjustment, as well as not less than 5% of all amounts allocated by the Board of Directors to the Company's Incentive Compensation Program. In addition, the Company has granted this individual an option to purchase 25,000 shares of the Company's common stock subject to certain vesting provisions at an exercise price of $7.00 per share.

                              SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997

                                          ENAMELON, INC.


                                          By: /s/ DR. STEVEN R. FOX
                                              ---------------------------------
                                                  Dr. Steven R. Fox,
                                             Chairman of the Board of Directors
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                     Title                         Date

    /s/ DR. STEVEN R. FOX        Chairman of the Board of       March 28, 1997
    ---------------------         Directors and Chief Executive
        Dr. Steven R. Fox         Officer (Principal Executive
                                  Officer)

    /s/ EDWIN DIAZ               Treasurer, Vice President -    March 28, 1997
    ----------------------        Finance and Chief Financial
        Edwin Diaz                Officer (Principal Financial
                                  Officer)

    /s/ RICHARD A. GOTTERER       Director                      March 28, 1997
    -----------------------
        Richard A. Gotterer

    /s/ ERIC D. HORODAS           Director                      March 28, 1997
    -----------------------
        Eric D. Horodas

    /s/ DR. S.N. BHASKAR          Director                      March 28, 1997
    -----------------------
        Dr. S.N. Bhaskar

    /s/ DR. BERT GASTER           Director                      March 28, 1997
    ------------------------
        Dr. Bert Gaster

                                 Exhibit Index

             Exhibit No.      Description

              10.14           Amendment dated January 17, 1997 to Mr. D.
                              Brooks Cole Employment Agreement

              10.15 Amendment dated January 17, 1997 to Mr. Anthony Winston Employment Agreement

              27.1            Financial Data Schedule