Form 10QSB
period 1997-03-31
ENAMELON INC
filed 1997-05-14
CIK 910168

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------
                                  Form 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________to_________________________

Commission file number                        0-21595



                                 Enamelon, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                  13-3669775
----------------------                    -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


         15 Kimball Avenue, Yonkers, New York                   10704
         -----------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


         (Registrant's telephone number, including area code)   (914) 237-1308
                                                                --------------


Check  whether the issuer (1) filed all  required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes       X        No
                                             ----          ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,935,753 shares of common stock $.001 par value, as of May 6, 1997.

Transmittal Small Business Disclosure Format (check one):

                                    Yes                No
                                             ----          ----

Part I Financial Information
Item 1.  Financial Statements

                                 Enamelon, Inc.
                         (A development stage company)
                                 Balance Sheet


                                                             March 31, 1997
                                                            -----------------
Assets                                                         (unaudited)
Current:
   Cash and cash equivalents................................   $ 9,324,317
   Prepaid expenses and other assets........................       110,149
   Inventory................................................       200,126
                                                               -----------
     Total currents assets..................................     9,634,592

Equipment, less accumulated depreciation of
   $62,079..................................................       981,889

Deferred costs, less accumulated amortization of
   $43,277..................................................       325,603

Other assets - security deposits............................         9,023
                                                               -----------

Total assets................................................   $10,951,107
                                                               ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Account Payable..........................................   $   871,018
   Accrued expenses.........................................       731,046
                                                               -----------
     Total current liabilities..............................     1,602,064
                                                               -----------
Commitments

Stockholders' equity (note 2)
   Preferred stock, $0.01 par value - shares
     authorized 4,172,750; none issued or outstanding.......            --
   Common stock, $0.001 par value - shares
     authorized 20,000,000;  issued and
     outstanding and 6,900,378..............................         6,900
   Additional paid-in capital...............................    16,409,926
   Accumulated deficit during the development stage.........    (7,067,783)
                                                               -----------
     Total stockholders' equity.............................     9,349,043
                                                               -----------
Total liabilities and stockholders' equity                     $10,951,107
                                                               ===========




                See accompanying notes to financial statements.

                                 Enamelon, Inc.
                         (A development stage company)
                            Statement of Operations
                                  (Unaudited)

                                                                                   Period from
                                                                                   June 9, 1992
                                                          Three months ended      (Inception) to
                                                               March 31              March 31,

                                                        1997            1996           1997
                                                        ----            ----           ----
Expenses:
   Marketing and selling.......................... $   853,018       $    4,000    $ 1,215,389
   Research and development.......................     746,056          473,182      3,376,702
   Administrative and other.......................     481,252           75,025      2,572,911
                                                   -----------       ----------    -----------

     Total expenses...............................   2,080,326          552,207      7,165,002

Other charges (income):
   Interest and dividends.........................    (130,956)         (35,435)      (367,188)
   Write-off of deferred offering costs...........          --               --        269,969
                                                   -----------       ----------    -----------

Net loss.......................................... $(1,949,370)      $ (516,772)   $(7,067,783)
                                                   ===========       ==========    ===========

Pro forma net loss per common share (note 2)...... $     (0.28)      $    (0.09)
                                                   ===========       ==========

Weighted average common shares outstanding           6,900,378        5,563,389
                                                   ===========       ==========

                See accompanying notes to financial statements.

                                 Enamelon, Inc.
                         (A development stage company)
                       Statements of Stockholders' Equity

                                                                                        Accumulated
                                                 Common Stock          Additional   deficit during the         Total
                                                 ------------           paid-in         development         stockholders'
                                            Shares      Par value       capital            stage               equity
                                            ------      ---------       -------            -----               ------
Balance, December 31, 1996                 6,900,378     $  6,900     $ 16,409,926     $ (5,118,413)         $11,298,413

Net loss (unaudited)                              --           --               --       (1,949,370)          (1,949,370)
                                           ---------     --------     ------------     ------------          -----------

Balance, March 31, 1997                    6,900,378     $  6,900     $ 16,409,926     $ (7,067,783)         $ 9,349,043
                                           =========     ========     ============     ============          ===========

                See accompanying notes to financial statements.

                                 Enamelon, Inc.
                          (A development stage company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                                    Period from
                                                                                                                   June 9, 1992
                                                                                     Three Months ended           (Inception) to
                                                                                          March 31                   March 31,
                                                                                    1997             1996              1997
                                                                                    ----             ----              ----
Cash flows from operating activities:
    Net loss..............................................................      $(1,949,370)      $  (516,772)     $ (7,067,783)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Write-off of deferred offering costs.............................               --                --           269,969
         Stock issued for services........................................               --            26,824           174,519
         Depreciation and amortization....................................           16,097             8,863           105,354
      Change in operating assets and liabilities:
         Decrease (increase) in prepaid expenses and other assets.........           83,057              (832)         (119,171)
         Increase in inventory............................................         (146,943)                           (200,126)
         Increase in accrued expenses and account payable.................          631,216            95,491         1,418,100
                                                                                -----------       -----------      ------------
         Net cash used in operating activities............................       (1,365,943)         (386,426)       (5,419,138)
                                                                                -----------       -----------      ------------

Cash flows from investing activities:
    Purchases of equipment................................................         (554,290)          (71,378)       (1,043,968)
    Patents, trademarks and licenses......................................          (22,921)          (31,772)         (321,102)
                                                                                -----------       -----------      ------------
         Net cash used in investing activities............................         (577,211)         (103,150)       (1,365,070)
                                                                                -----------       -----------      ------------

Cash flows from financing activities:
    Proceeds from sale of common stock....................................               --                --        15,744,317
    Proceeds from sale of preferred stock.................................               --         1,979,000         2,025,000
    Offering costs........................................................         (122,423)         (265,000)       (1,660,792)
                                                                                -----------       -----------      ------------
         Net cash provided by financing activities........................         (122,423)        1,714,000        16,108,525
                                                                                -----------       -----------      ------------

Net increase (decrease) in cash and cash equivalents......................       (2,065,577)        1,224,424         9,324,317
Cash and cash equivalents, beginning of period............................       11,389,894         1,790,666                --
                                                                                -----------       -----------      ------------
Cash and cash equivalents, end of period..................................      $ 9,324,317       $ 3,015,090      $  9,324,317
                                                                                ===========       ===========      ============

Supplemental disclosures of noncash financing activities:
    The Company issued common stock for professional services
      performed by unrelated parties......................................      $        --       $    26,824      $    331,854
                                                                                ===========       ===========      ============



                See accompanying notes to financial statements.

                                 Enamelon, Inc.
                         (A development stage company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)


1.    Statement of information furnished

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended March 31, 1997 are not necessarily indicative of results for the entire year.

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in the Company's annual report filed on Form 10-KSB.

2.       Amounts per share

         Net loss per share is presented for the three months ended March 31, 1996 on a pro forma basis to give effect to the conversion of the redeemable preferred stock as a result of the public offering consummated in October 1996. The calculation of net loss per share reflects the conversion of the preferred stock as if it occurred on January 1, 1996.

         The weighted average number of common shares outstanding used in computing the pro forma net loss per common share was adjusted for the effects of the application of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No.83. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the initial public offering price during the twelve months immediately preceding the initial public offering, together with common stock purchase warrants and options issued during such period with an exercise price less than the initial public offering price, are treated as outstanding for all periods presented. Earnings (loss) per share are computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such warrants and options, to repurchase shares of the Company's common stock at the initial public offering price.

3.    Inventory is summarized as follows:


                                     March 31, 1997
                                     --------------
          Raw materials                    $ 89,842
          Work in process                    10,350
          Finished goods                     99,934
                                           --------
                                           $200,126
                                           =========

     Inventories are valued at the cost of materials and contract manufacturing by the first-in, first-out method.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

General

         The Company (a development stage company) was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies.

         The Company began to test market Enamelon toothpaste in several representative markets in March 1997. Test marketing and additional clinical human studies to substantiate expected marketing claims including comparative advertising claims are expected to continue throughout 1997. Assuming the successful completion of test marketing, a national roll-out of EnamelonTM toothpaste is expected to occur in the first quarter of 1998, at which time management anticipates the Company emerging from the development stage. The Company expects to continue to incur operating losses throughout this period and may require additional financing to continue its operations thereafter.

Results of Operations

Three Months ended March 31, 1997 Compared to Three Months ended March 31, 1996

         Total expenses were approximately $2,080,000 for the three months ended March 31, 1997, compared with total expenses of approximately $552,000 for the same period in the prior-year, an increase of $1,528,000. This increase was primarily the result of higher marketing and selling expenses of $849,000, higher research and development expenses of $273,000, higher administrative and other expenses of $406,000.

         Marketing and selling expenses increased from $4,000 to $853,000 as a result of the efforts to support the launch of the Company's toothpaste product into test market. The Company has begun to ship into test market on March 26, 1997. For financial reporting purposes the Company is still being treated as being in the development stage. Revenue of approximately $15,000 from the sales of toothpaste has been treated as a reduction in marketing expenses.

         Research and development expenses increased from $473,000 to $746,000 primarily as a result of studies performed at universities and research facilities and development activities necessary to bring the toothpaste into test market.

         Administrative and other expenses increased from $75,000 to $481,000 primarily attributable to increased payroll and benefits, consulting and other administrative office expenses which resulted from the Company's expanded operations.

         These increases were offset in part by $96,000 of additional interest and dividend income.

Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock and a public offering of Common Stock totaling approximately $16.1 million, net of expenses. At March 31, 1997, the Company had cash and cash equivalents of approximately $9.3 million and working capital of $8.0 million. The Company has no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of March 31, 1997.

         Since its inception and through March 31, 1997, the Company has incurred losses aggregating approximately $7.1 million and had available net operating loss carryforwards as of December 31, 1996 of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


approximately $5.1 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2011 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1999 while it continues clinical testing and initial toothpaste marketing efforts. In March 1997, the Company began to test market EnamelonTM all family toothpaste in selected United States markets. Assuming the successful completion of test marketing, the Company intends to begin a national roll-out of this product in the first quarter of 1998.

         Since its inception and through March 31, 1997, the Company has paid $1,044,000 for the purchase of equipment and approximately $321,000 for costs associated with obtaining patents, trademarks and licenses rights. The Company intends to use approximately $500,000 of its cash to purchase additional manufacturing equipment for the production of the Company's patent pending, split system toothpaste tube and for high-speed filling equipment, and for computer equipment and software to support operations.

         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that cash on hand, together with its projected cash flow from operations, if any, will be sufficient to finance its working capital and other requirements for a period of approximately 12 months which includes the test marketing period. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate the commercial introduction of its toothpaste product and otherwise reduce the proposed operations.

The foregoing discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and in the Company's Form 10-KSB for the year ended December 31, 1996. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause actual results to differ materially include, but are not limited to, the following: acceptance of the Company's products by consumers; the Company's ability to procure additional financing from time to time as necessary to maintain its operations until it becomes profitable; changes in Food and Drug Administration and Federal Trade Commission regulations as they apply to the Company's products; and challenges to patents either licensed to or held directly by the Company. Those and other risks are described in the Company's Annual Report on 10-KSB for the year ended December 31, 1996.


Effect of New Accounting Pronouncement

         In February 1997, the FASB issued SFAS No. 128 "Earning Per Share". In accordance with this statement, basic earnings per share are based on the weighted average shares outstanding during the period and diluted earnings per share are based on the weighted average number of common shares and all dilutive potential common shares that were outstanding during the period. In addition, prior period financial statements have to be restated to reflect the change in accounting principle. Effective December 15, 1997, at which time management anticipates the Company emerging from the development stage, the Company will adopt this statement. The effect of the adoption will not have a material impact on the Company's net loss per share previously reported.

                          Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27.1 Financial Data Schedule

       (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Enamelon, Inc.



Date     May 12, 1997                    By /s/ Dr. Steven R. Fox
     ___________________                    __________________________
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            (Principal Executive Office)




Date    May 12, 1997                     By /s/ Edwin Diaz
     ___________________                    __________________________
                                            Vice President-Finance,
                                            Chief Financial Officer and
                                            Treasurer