Form 10QSB
period 1997-06-30
ENAMELON INC
filed 1997-08-14
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   Form 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarterly Period ended June 30, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ____________ to ____________

                         Commission file number 0-21595

                                 Enamelon, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                              13-3669775
        (State of Incorporation)         (I.R.S. Employer Identification No.)

                   15 Kimball Avenue, Yonkers, New York 10704
               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (914) 237-1308

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 8,142,749 shares of common stock, $.001 par value as of August 11, 1997.

Transitional Small Business Disclosure Format (check one):

                                    Yes __   No X

Part I Financial Information
Item 1.  Financial Statements

                                Enamelon, Inc.
                        (A development stage company)
                                Balance Sheet
                                 (Unaudited)

                                                              June 30,
                                                                1997
                                                            ------------
Assets
Current:
  Cash and cash equivalents                                 $ 20,057,600
  Accounts receivable                                            232,447
  Prepaid expenses and other assets                              232,838
  Inventory                                                      585,145
                                                            ------------
    Total current assets                                      21,108,030

Equipment, less accumulated depreciation of $100,856           1,075,756
Deferred costs, less accumulated amortization of $49,313         365,662
Other assets - security deposits                                  15,231
                                                            ------------
Total assets                                                $ 22,564,679
                                                            ============

Liabilities and Stockholders' Equity
 Current liabilities:
  Accounts Payable                                          $  1,366,186
  Accrued expenses                                             1,183,877
                                                            ------------
    Total current liabilities                                  2,550,063
                                                            ------------

Commitments
Stockholders' equity (note 2 and 4)
  Preferred stock, $0.01 par value - shares
    authorized 4,172,750; none issued or outstanding                --
  Common stock, $0.001 par value - shares authorized
     20,000,000;  issued and outstanding 8,101,386                 8,101
Additional paid-in capital                                    29,694,181
Accumulated deficit during the development stage              (9,687,666)
                                                            ------------
  Total stockholders' equity                                  20,014,616
                                                            ------------

Total liabilities and stockholders' equity                  $ 22,564,679
                                                            ============

                See accompanying notes to financial statements.

                                Enamelon, Inc.
                        (A development stage company)
                           Statement of Operations
                                 (Unaudited)

         Period from
                                                Three months ended             Six months ended        June 9, 1992
     June 30,                      June 30,           (Inception) to
1997       1996      1997     1996      June 30, 1997
                                            -----------   -----------    -----------    -----------    -----------
Expenses:
  Marketing and selling                     $ 1,520,205   $    37,604    $ 2,373,223    $    41,604    $ 2,735,594
  Research and development                      593,344       200,805      1,339,400        673,986      3,970,705
  Administrative and other                      615,975       294,611      1,097,227        369,636      3,188,227
                                            -----------   -----------    -----------    -----------    -----------
    Total expenses                            2,729,524       533,020      4,809,850      1,085,226      9,894,526

Other charges (income):
Interest and dividends                         (109,641)      (33,045)      (240,597)       (68,479)      (476,829)
Write-off of deferred offering costs                --            --             --             --         269,969
                                            -----------   -----------    -----------    -----------    -----------

Net loss                                    $(2,619,883)  $  (499,975)   $(4,569,253)   $(1,016,747)   $(9,687,666)
                                            ===========   ===========    ===========    ===========    ===========

Net loss per common share (note 2)          $     (0.38)  $     (0.09)   $     (0.66)   $     (0.19)
                                            ===========   ===========    ===========    ===========

Weighted average common
  shares outstanding                          6,982,712     5,566,166      6,941,772      5,442,847
                                            ===========   ===========    ===========    ===========


               See accompanying notes to financial statements.

                                 Enamelon, Inc.
                          (A development stage company)
                       Statements of Stockholders' Equity
                                   (unaudited)

                                                 Common Stock           Additional         Accumulated            Total
                                          ----------------------------    paid-in       deficit during the    stockholders'
                                             Shares        Par Value      capital       development stage         equity
                                          ------------- ------------- ---------------- --------------------- -----------------
Balance, December 31, 1996                  6,900,378    $   6,900     $  16,409,926    $    (5,118,413)         $11,298,413

Options excercised                            121,008          121           208,412                 --              208,533
Issuance of common stock at $13.00 per
  per share in private placements,
  net of cost                               1,080,000        1,080        13,075,843                              13,076,923
Net loss                                       --            --               --             (4,569,253)          (4,569,253)
                                          ------------- ------------- ---------------- --------------------- -----------------

Balance, June 30, 1997                      8,101,386    $   8,101     $  29,694,181    $    (9,687,666)         $20,014,616
                                          ============= ============= ================ ===================== =================


               See accompanying notes to financial statements.

                                 Enamelon, Inc.
                          (A development stage company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                                    Period from
                                                                                    Six Months ended               June 30, 1992
                                                                                        June 30,                  (Inception) to
                                                                                 1997              1996             June 30, 1997
                                                                            -------------     -------------       --------------
Cash flows from operating activities:
  Net loss                                                                  $ (4,569,253)     $ (1,016,747)        $ (9,687,666)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Write-off of deferred offering costs                                          --                --              269,969
        Stock issued for services                                                     --            26,824              174,519
        Depreciation and amortization                                             60,910            19,107              150,167
    Change in operating assets and liabilities:
      Accounts receivable                                                       (232,447)               --             (232,447)
      Prepaid expenses and other assets                                          (45,840)          (13,313)            (249,201)
      Inventory                                                                 (531,962)               --             (585,145)
      Accrued expenses and accounts payable                                    1,493,175           168,402            2,281,192
                                                                            ------------      ------------         ------------
      Accrued expenses and accounts payable                                   (3,825,417)         (815,727)          (7,878,612)
                                                                            ------------      ------------         ------------
Cash flows from investing activities:
  Purchases of equipment                                                        (686,934)         (100,790)          (1,176,612)
  Patents, trademarks and licenses                                               (69,016)          (44,900)            (367,197)
                                                                            ------------      ------------         ------------
       Net cash used in investing activities                                    (755,950)         (145,690)          (1,543,809)
                                                                            ------------      ------------         ------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                          14,248,533                --           29,992,850
  Proceeds from sale of preferred stock                                               --         2,004,000            2,025,000
  Offering costs                                                                (999,460)         (383,559)          (2,537,829)
                                                                            ------------      ------------         ------------
Net cash provided by financing activities                                     13,249,073         1,620,441           29,480,021
                                                                            ------------      ------------         ------------

Net increase (decrease) in cash and cash equivalents                           8,667,706           659,024           20,057,600
Cash and cash equivalents, beginning of period                                11,389,894         1,790,666                   --
                                                                            ------------      ------------         ------------
Cash and cash equivalents, end of period                                    $ 20,057,600      $  2,449,690         $ 20,057,600
                                                                            ============      ============         ============

Supplemental disclosures of noncash financing activities:
  The Company issued common stock for professional services
    performed by unrelated parties                                          $         --      $     26,824         $    331,854
                                                                            ============      ============         ============
Accrued offering costs                                                      $     86,040      $         --
                                                                            ============      ============

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                          (A development stage company)
                        Notes to the Financial Statements
                                   (unaudited)

1. Statement of information furnished

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended June 30, 1997 are not necessarily indicative of results for the entire year.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-KSB.

2. Amounts per share

     Net loss per share is presented for the three and six months ended June 30, 1996 on a pro forma basis to give effect to the conversion of the redeemable preferred stock as a result of the public offering consummated in October 1996. The calculation of net loss per share reflects the conversion of the preferred stock as if it occurred on January 1, 1996.

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

3. Inventory is summarized as follows:

                                           June 30, 1997
                                           -------------
                         Raw materials        $183,924
                         Work in process        17,373
                         Finished goods        383,848
                                              --------
                                              $585,145
                                              ========

     Inventories are valued at cost by the first-in, first-out method.

4. Private Placement

     In June 1997, the Company completed a private placement of 1,080,000 shares of common stock at $13.00 per share. Cash proceeds net of costs were $13,077,000. In connection with the offering the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on July 11, 1997, which became effective August 11, 1997.

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

     The Company began to test market Enamelon(TM) anticavity fluoride toothpaste in several representative markets in March 1997. Test marketing and additional clinical human studies to substantiate expected marketing claims including comparative advertising claims are expected to continue throughout 1997. Assuming the successful completion of test marketing, a national roll-out of Enamelon(TM) anticavity fluoride toothpaste is expected to occur in the first quarter of 1998, at which time management anticipates the Company emerging from the development stage. The Company expects to continue to incur operating losses at least through 1999 and may require additional financing to continue its operations thereafter.

Results of Operations

     Three Months ended June 30, 1997 Compared to
     Three Months ended June 30, 1996.

     Total expenses were approximately $2,730,000 for the three months ended June 30, 1997, compared with total expenses of approximately $533,000 for the same period in the prior year, an increase of $2,197,000. This increase was primarily the result of higher marketing and selling expenses of $1,483,000, higher research and development expenses of $393,000, and higher administrative and other expenses of $321,000.

     Marketing and selling expenses increased from $38,000 to $1,520,000 primarily as a result of the efforts to support the launch of the Company's initial toothpaste product into test market. In addition, the Company had expenditures relating to the consumer testing of its package design, product appeal and product performance of Enamelon's initial formulation of its toothpaste for sensitive teeth. The Company began to ship Enamelon(TM) anticavity fluoride toothpaste into test market on March 26, 1997. For financial reporting purposes the Company is still considered to be in the development stage. Marketing expenses for the three months ended June 30, 1997 have been offset by approximately $331,000 of revenues from Enamelon(TM) anticavity fluoride toothpaste sold in test markets.

     Research and development expenses increased from $201,000 to $593,000 primarily as a result of studies performed at universities and research facilities and development activities to broaden the additional marketing claims for consumers and dentists. The Company is continuing to expand its clinical testing after successfully conducting in vitro and animal studies and starting intraoral and small scale human clinical studies. The Company feels that the results from the initial intraoral and pilot clinical programs are encouraging. Based on the results of these studies, the Company has initiated larger, longer-term clinicals using the more promising techniques and ideas generated in the initial clinical testing phase.

     Administrative and other expenses increased from $295,000 to $616,000 primarily attributable to increased payroll and benefits, consulting and other administrative office expenses, which resulted from the Company's expanded operations.

     Interest and dividend income increased from $33,000 to $110,000 primarily due to the increase in cash and cash equivalents from the initial public offering in October, 1996.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)

     Six Months ended June 30, 1997 Compared to Six Months ended June 30, 1996.

     Total expenses were approximately $4,810,000 for the six months ended
June 30, 1997, compared with total expenses of approximately $1,085,000 for the same period in the prior year, an increase of $3,725,000. This increase was primarily the result of higher marketing and selling expenses of $2,332,000, higher research and development expenses of $665,000, and higher administrative and other expenses of $728,000.

     Marketing and selling expenses increased from $42,000 to $2,373,000 primarily as a result of the efforts to support the launch of the Company's initial toothpaste product into test market. The Company began to ship Enamelon(TM) anticavity fluoride toothpaste into test market on March 26, 1997. For financial reporting purposes the Company is still considered to be in the development stage. Marketing expenses for the six months ended June 30, 1997 have been offset by approximately $346,000 of revenues from Enamelon(TM) anticavity fluoride toothpaste sold in test markets.


     Research and development expenses increased from $674,000 to $1,339,000 primarily as a result of studies performed at universities and research facilities and development activities to broaden the additional marketing claims for consumers and dentists. The Company is continuing to expand its clinical testing after successfully conducting in vitro and animal studies and starting intraoral and small scale human clinical studies.

     Administrative and other expenses increased from $370,000 to $1,097,000 primarily attributable to increased payroll and benefits, consulting and other administrative office expenses, which resulted from the Company's expanded operations.

     Interest and dividend income increased from $68,000 to $241,000 primarily due to the increase in cash and cash equivalents from the initial public offering in October, 1996.

Liquidity and Capital Resources

     Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock and a public offering of Common Stock totaling approximately $29.5 million, net of expenses. In June 1997, the Company completed a Private Placement of 1,080,000 shares of Common Stock at $13.00 per share. Net cash proceeds from this offering were approximately $13,077,000. At June 30, 1997, the Company had cash and cash equivalents of approximately $20.1 million and working capital of $18.6 million. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of June 30, 1997.

     Since its inception and through June 30, 1997, the Company has incurred losses aggregating approximately $9.7 million and had available net operating loss carryforwards as of December 31, 1996 of approximately $5.1 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2011 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1999 while it continues clinical testing and initial toothpaste marketing efforts. In March 1997, the Company began to test market Enamelon(TM) anticavity fluoride toothpaste in selected United States markets. Assuming the successful completion of test marketing, the Company intends to begin a national roll-out of this product in the first quarter of 1998.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)

     Since its inception and through June 30, 1997, the Company has paid $1,177,000 for the purchase of equipment and approximately $368,000 for costs associated with obtaining patents, trademarks and license rights. The Company intends to use during remaining months in 1997 approximately $800,000 of its cash to purchase additional manufacturing equipment for the production of the Company's patent pending, split system toothpaste tube, high-speed filling equipment, computer equipment and software to support operations.


     The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that cash and cash equivalents on hand, will be sufficient to finance its operating losses, working capital and other requirements for a period of approximately 15 months which includes the test marketing period. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate the commercial introduction of its toothpaste products and otherwise reduce the proposed operations.

     The foregoing discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and in the Company's Form 10-KSB for the year ended December 31, 1996 and its Quarterly Report on Form 10-QSB for the three months ended March 31, 1997. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause actual results to differ materially include, but are not limited to, the following: acceptance of the Company's products by consumers; the Company's ability to procure additional financing from time to time as necessary to maintain its operations until it becomes profitable; changes if Food and Drug administration and Federal Trade Commission regulations as they apply to the Company's products; and challenges to patents either licensed to or held directly by the Company. Those and other risks are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Effect of New Accounting Pronouncement

     In February 1997, the FASB issued SFAS No. 128 "Earning Per Share". In accordance with this statement, basic earnings per share are based on the weighted average shares outstanding during the period and diluted earnings per share are based on the weighted average number of common shares and all delutive potential common shares that were outstanding during the period. Effective December 15, 1997, the Company will adopt this statement. The effect of the adoption will not have a material impact on the Company's net loss per share previously reported.

                          Part II. - Other Information

Item 4. Submission of Matter to Vote of Security Holders.

        (a) The Registrant held an annual meeting of its shareholders on May 20, 1997 (the "Annual Meeting.")

        (b) The Annual Meeting involved the election of directors. The directors elected at the meeting included Dr. Steven Fox, Dr. S.N. Bhaskar, Dr. Bert D. Gaster, Mr. Richard A. Gotterer and Mr. Eric D. Horodas. There are no other directors of the Registrant.

        (c) Three matters were voted on at the Annual Meeting, as follows:

            (i) The election of nominees Dr. Steven Fox, Dr. S.N. Bhaskar, Dr. Bert D. Gaster, Mr. Richard A. Gotterer and Mr. Eric D. Horodas as Directors of the Registrant until the next Annual Meeting
                                                                         BROKER
                                        FOR    AGAINST ABSTAIN WITHHELD NON-VOTE
                                     --------- ------- ------- -------- --------
            Dr. Steven Fox           5,497,523   N/A     N/A     3,000    -0-
            Dr. S.N. Bhaskar         5,494,523   N/A     N/A     6,000    -0-
            Dr. Bert Gaster          5,494,723   N/A     N/A     5,800    -0-
            Mr. Richard Gotterer     5,497,523   N/A     N/A     3,000    -0-
            Mr. Eric Horodas         5,497,523   N/A     N/A     3,000    -0-

                  Each nominee was elected a Director of the Registrant.

            (ii) To approve the 1997 Incentive Stock Option Plan which authorizes the grant of options to purchase an aggregate of 750,000 shares of Common Stock.

                       FOR       AGAINST    ABSTAIN   WITHHELD   BROKER NON-VOTE
                    ---------    -------    -------   --------   ---------------
                    4,524,817     82,012     43,429     N/A          850,265

                  This matter was passed by the required majority of votes cast.

            (iii) The ratification of the appointment of BDO Siedman, LLP as the
                  Registrant's independent public auditors for the fiscal year ending December 31, 1997. The votes were cast for this matter as follows:

                       FOR       AGAINST    ABSTAIN   WITHHELD   BROKER NON-VOTE
                    ---------    -------    -------   --------   ---------------
                    5,454,035     32,036     14,452     N/A            -0-

                  This matter was passed.

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

                                        Enamelon, Inc.

Date   August 13, 1997                  By /S/ Dr. Steven R. Fox
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

Date   August 13, 1997                  By /S/ Edwin Diaz
                                        Vice President-Finance,
                                        Chief Financial Officer and
                                        Treasurer