Form 10QSB
period 1997-09-30
ENAMELON INC
filed 1997-11-14
CIK 910168

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                       -------------------------------
                                 Form 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period ended September 30, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________________ to _________________

                        Commission file number 0-21595

                                Enamelon, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                           13-3669775
      (State of Incorporation)       (I.R.S. Employer Identification No.)

                    15 Kimball Avenue, Yonkers, New 10704
             (Address of principal executive offices) (Zip Code)

     (Registrant's telephone number, including area code) (914) 237-1308

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X          No
                                     -----           ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 9,927,148 shares of common stock, $.001 par value as of November 7, 1997.

Transitional Small Business Disclosure Format (check one):

                                 Yes              No   X
                                     -----           ------

Part I  Financial Information
Item 1. Financial Statements


                                Enamelon, Inc.
                        (A development stage company)
                                Balance Sheet


                                                               September 30,
                                                                    1997
                                                             ----------------
                                                                (unaudited)
Assets
Current:
  Cash and cash equivalents .............................       $ 17,101,189
  Accounts receivable ...................................            201,095
  Inventory .............................................            857,925
  Prepaid expenses and other assets .....................            203,190
                                                                ------------
    Total currents assets ...............................         18,363,399

Equipment, less accumulated depreciation of $139,018 ....          1,289,546
Deferred costs, less accumulated amortization of $52,879             384,827
Other assets - security deposits ........................             15,231
                                                                ------------
Total assets ............................................       $ 20,053,003
                                                                ============

Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable ......................................       $  1,558,530
  Accrued expenses ......................................          1,176,362
                                                                ------------
    Total current liabilities ...........................          2,734,892
                                                                ------------

Commitments

Stockholders' equity (note 2)
  Preferred stock, $0.01 par value - shares
    authorized 5,000,000; none issued or outstanding ....                 --
  Common stock, $0.001 par value - shares authorized
    20,000,000; issued and outstanding 8,101,386 ........              8,101
Additional paid-in capital ..............................         29,694,181
Accumulated deficit during the development stage ........        (12,384,171)
                                                                ------------
  Total stockholders' equity ............................         17,318,111
                                                                ------------
Total liabilities and stockholders' equity ..............       $ 20,053,003
                                                                ============

               See accompanying notes to financial statements.

                                Enamelon, Inc.
                        (A development stage company)
                           Statement of Operations
                                 (Unaudited)


                                                                                                                      Period from
                                                        Three months ended                Nine months ended           June 9, 1992
                                                           September 30,                   September 30,             (Inception) to
                                                                                                                      September 30,
                                                        1997             1996             1997            1996            1997
                                                    -------------    ------------    -------------    -------------   -------------
Expenses:
  Marketing and selling .......................     $  1,649,801     $    24,179     $  4,020,813     $     65,783    $   4,385,395
  Research and development ....................          711,343         564,853        2,052,953        1,238,839        4,682,048
  Administrative and other ....................          587,912         212,410        1,685,139          582,046        3,776,139
                                                    -------------    ------------    -------------    -------------   --------------
    Total expenses ............................        2,949,056         801,442        7,758,905        1,886,668       12,843,582

Other charges (income):
Interest and dividends ........................         (252,551)        (25,021)        (493,147)         (93,500)        (729,380)
Write-off of deferred offering costs ..........               --              --               --               --          269,969
                                                    -------------    ------------    -------------    -------------   --------------
Net loss ......................................     $ (2,696,505)    $  (776,421)    $( 7,265,758)    $( 1,793,168)   $( 12,384,171)
                                                    =============    ============    =============    =============   ==============
Net loss per common share (note 2) ............     $      (0.33)    $     (0.15)    $      (0.99)    $      (0.33)
                                                    =============    ============    =============    =============

Weighted average common shares outstanding.....        8,101,386       5,200,378        7,332,558        5,362,024
                                                    ============     ============    ============     =============

               See accompanying notes to financial statements.

                                Enamelon, Inc.
                        (A development stage company)
                      Statements of Stockholders' Equity



                                          Common Stock                Additional          Accumulated               Total
                                   --------------------------           paid-in         deficit during the       stockholders'
                                      Shares       Par Value            capital         development stage           equity
                                     ---------     ---------         ------------       -------------------      -------------

Balance, December 31, 1996           6,900,378      $ 6,900          $ 16,409,926         $  (5,118,413)         $ 11,298,413

Options and warrants exercised
 (unaudited)                           121,008          121               208,412                    --               208,533
Issuance of common stock at
  June 30, 1997 (unaudited)          1,080,000        1,080            13,075,843                                  13,076,923
Net loss (unaudited)                        --           --                    --            (7,265,758)           (7,265,758)
                                     ---------      -------          ------------         --------------         -------------
Balance, September 30, 1997          8,101,386      $ 8,101          $ 29,694,181         $ (12,384,171)         $ 17,318,111
                                     =========      =======          ============         ==============         =============


               See accompanying notes to financial statements.

                                Enamelon, Inc.
                        (A development stage company)
                           Statements of Cash Flows
                                 (unaudited)



                                                                                                                  Period from
                                                                              Nine months ended                  June 30, 1992
                                                                                 September 30,                  (Inception) to
                                                                           1997                1996           September 30, 1997
                                                                      --------------      --------------      -------------------
Cash flows from operating activities:
  Net loss ......................................................     $  (7,265,758)      $  (1,793,168)        $  (12,384,171)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Write-off of deferred offering costs ......................                --                  --                269,969
      Stock issued for services .................................                --              26,824                174,519
      Depreciation and amortization .............................           102,638              42,247                191,895
  Change in operating assets and liabilities:
    Accounts receivable .........................................          (201,095)                 --               (201,095)
    Prepaid expenses and other assets ...........................           (16,192)            (76,853)              (219,553)
    Inventory ...................................................          (804,742)                 --               (857,925)
    Accrued expenses and account payable ........................         1,701,153             168,585              2,489,170
                                                                      --------------      --------------        ---------------
    Net cash used in operating activities .......................        (6,483,996)         (1,632,365)           (10,537,191)
                                                                      -------------       --------------        ---------------

Cash flows from investing activities:
  Purchases of equipment ........................................          (938,886)           (281,637)            (1,428,564)
  Patents, trademarks and licenses ..............................           (91,747)           (107,523)              (389,928)
                                                                      --------------      --------------        ---------------
    Net cash used in investing activities ......................         (1,030,633)           (389,160)            (1,818,492)
                                                                      --------------      --------------        ---------------
Cash flows from financing activities:
  Proceeds from sale of common stock ............................        14,248,533                  --             29,992,850
  Proceeds from sale of preferred stock .........................                --           2,004,000              2,025,000
  Offering costs ................................................        (1,022,609)           (420,153)            (2,560,978)
                                                                      --------------      --------------        ---------------
Net cash provided by financing activities .......................        13,225,924           1,583,847             29,456,872
                                                                      --------------      --------------        ---------------

Net increase (decrease) in cash and cash equivalents ............         5,711,295            (437,678)            17,101,189
Cash and cash equivalents, beginning of period ..................        11,389,894           1,790,666                     --
                                                                      --------------      --------------        ---------------
Cash and cash equivalents, end of period ........................     $  17,101,189       $   1,352,988         $   17,101,189
                                                                      ==============      ==============        ===============

Supplemental disclosures of noncash financing activities:

  The Company issued common stock for professional services
    performed by unrelated parties ..............................     $          --       $      26,824         $      331,854
                                                                      ==============      ==============        ===============
Accrued Offering Costs ..........................................     $       7,191       $          --
                                                                      ==============      ==============



               See accompanying notes to financial statements.

                                Enamelon, Inc.
                        (A development stage company)
                      Notes to the Financial Statements
                                 (unaudited)


1.   Statement of information furnished

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended September 30, 1997 are not necessarily indicative of results for the entire year.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-KSB for the year ended December 31, 1996 and the registration statement on Form S-1, No. 333-35187, filed with the Securities and Exchange Commission on September 8, 1997.

2.   Amounts per share

         Net loss per share is presented for the nine months ended September 30, 1996 on a pro forma basis to give effect to the conversion of the redeemable preferred stock as a result of the public offering consummated in October 1996. The calculation of net loss per share reflects the conversion of the preferred stock as if it occurred on January 1, 1996.

         The weighted average number of common shares outstanding used in computing the pro forma net loss per common share was adjusted for the effects of the application of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No.83. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the initial public offering price during the twelve months immediately preceding the initial public offering, together with common stock purchase warrants and options issued during such period with an exercise price less than the initial public offering price, are treated as outstanding through June 30, 1996. Earnings (loss) per share are computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such warrants and options, to repurchase shares of the Company's common stock at the initial public offering price.

3.   Inventory is summarized as follows:

                                       September 30,
                                           1997
                                       -------------

          Raw materials                  $ 250,972

          Work in process                  141,560
          Finished goods                   465,393
                                         ---------
                                         $ 857,925
                                         =========

         Inventories are valued at cost by the first-in, first-out method.

                                Enamelon, Inc.
                        (A development stage company)
                      Notes to the Financial Statements
                                 (unaudited)
                                 (continued)


4.   Private placement

         In June 1997, the Company completed a private placement of 1,080,000 shares of common stock at $13.00 per share. Cash proceeds net of costs were approximately $13.1 million. In connection with the offering the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on July 11, 1997, which became effective August 11, 1997.

5.   Subsequent Event

         In October 1997, the Company completed a public offering of 1,725,000 shares of common stock at $16.50 per share. Cash proceeds net of costs were approximately $26.4 million. In connection with the offering the Company filed a registration statement on Form S-1, No. 333-35187, with the Securities and Exchange Commission on September 8, 1997.

Item 2.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996 and the registration statement on Form S-1, No. 333-35187, filed with the Securities and Exchange Commission on September 8, 1997.

General

         Enamelon, Inc. is focused on developing and marketing over-the-counter oral care products that stop cavities before they begin. The Company's products are based on proprietary formulations and technologies that have been shown in animal and in vitro studies to enhance remineralization of tooth enamel and to prevent early stage tooth decay. Enamelon(TM) anticavity fluoride toothpaste contains the active ingredient sodium fluoride, plus calcium and phosphate ions, to enhance the remineralization of tooth enamel. The Company has launched its initial product, Enamelon(TM) all-family toothpaste, into markets comprising approximately 5% of United States households and expects to begin a national introduction in the first quarter of 1998. The Company is also consumer testing an adult toothpaste for sensitive teeth and expects to begin the national introduction of that product in late 1998.

         The Company began to test market Enamelon(TM) anticavity fluoride toothpaste in several representative markets in March 1997. Test marketing and additional clinical human studies to substantiate expected marketing claims, including comparative advertising claims, are expected to continue throughout 1997. Assuming the successful completion of test marketing, a national roll-out of Enamelon(TM) anticavity fluoride toothpaste is expected to occur in the first quarter of 1998, at which time management anticipates the Company emerging from the development stage. The Company expects to continue to incur operating losses at least through 1999 and may require additional financing to continue its operations thereafter.

Results of Operations

  Three Months ended September 30, 1997 compared to Three Months ended June 30, 1996.

         Total expenses were approximately $2,949,000 for the three months ended September 30, 1997, compared with total expenses of approximately $801,000 for the same period in the prior year, an increase of $2,148,000. This increase was primarily the result of higher marketing and selling expenses of $1,626,000, higher research and development expenses of $146,000, and higher administrative and other expenses of $376,000.

         Marketing and selling expenses increased from $24,000 to $1,650,000 primarily as a result of the efforts to support the launch of the Company's initial toothpaste product into test market. In addition, the Company had expenditures relating to the consumer testing of its package design, product appeal and product performance of the initial formulation of the Company's toothpaste for sensitive teeth. The Company began to ship Enamelon(TM) anticavity fluoride toothpaste into test market on March 26, 1997. For financial reporting purposes the Company is still considered to be in the development stage. Marketing expenses for the three months ended September 30, 1997 have been offset by approximately $361,000 of revenues from Enamelon(TM) anticavity fluoride toothpaste sold in test markets.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                 (continued)

         Research and development expenses increased from $565,000 to $711,000 primarily as a result of studies performed at universities and research facilities and development activities to broaden the additional marketing claims for consumers and dentists. The Company is continuing to expand its clinical testing after successfully conducting in vitro and animal studies and starting intraoral and small scale human clinical studies. The Company believes that the results from the initial intraoral and pilot clinical programs are encouraging. Based on the results of these studies, the Company has initiated larger, longer-term clinicals using the more promising techniques and ideas generated in the initial clinical testing phase.

         Administrative and other expenses increased from $212,000 to $588,000 primarily attributable to increased payroll and benefits, consulting and other administrative office expenses, which resulted from the Company's expanded operations.

         Interest and dividend income increased from $25,000 to $253,000 primarily due to the increase in cash and cash equivalents from the Company's initial public offering in October 1996 and the private placement in June, 1997.

  Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996.

         Total expenses were approximately $7,759,000 for the nine months ended September 30, 1997, compared with total expenses of approximately $1,887,000 for the same period in the prior year, an increase of $5,872,000. This increase was primarily the result of higher marketing and selling expenses of $3,955,000, higher research and development expenses of $814,000, and higher administrative and other expenses of $1,103,000.

         Marketing and selling expenses increased from $66,000 to $4,021,000 primarily as a result of the efforts to support the launch of the Company's initial toothpaste product into test market. The Company began to ship Enamelon(TM) anticavity fluoride toothpaste into test market on March 26, 1997. For financial reporting purposes the Company is still considered to be in the development stage. Marketing expenses for the nine months ended September 30, 1997 have been offset by approximately $693,000 of revenues from Enamelon(TM) anticavity fluoride toothpaste sold in test markets.

         Research and development expenses increased from $1,239,000 to $2,053,000 primarily as a result of studies performed at universities and research facilities and development activities to broaden the additional marketing claims for consumers and dentists. The Company is continuing to expand its clinical testing after successfully conducting in vitro and animal studies and starting intraoral and small scale human clinical studies.

         Administrative and other expenses increased from $582,000 to $1,685,000 primarily attributable to increased payroll and benefits, consulting and other administrative office expenses, which resulted from the Company's expanded operations.

         Interest and dividend income increased from $93,000 to $493,000 primarily due to the increase in cash and cash equivalents from the Company's initial public offering in October, 1996 and private placement in June, 1997.

Liquidity and Capital Resources

         Since its inception in June 1992 through September 30, 1997 the Company financed its operations primarily through private placements of Series A Preferred Stock and Common Stock and a public offering of Common

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                 (continued)


         Stock totaling approximately $29.5 million, net of expenses. In June 1997, the Company completed a Private Placement of 1,080,000 shares of Common Stock at $13.00 per share. Net cash proceeds from this offering were approximately $13.1 million. At September 30, 1997, the Company had cash and cash equivalents of approximately $17.1 million and working capital of $15.6 million. In October 1997, the Company completed a public offering of 1,725,000 shares of common stock at $16.50 per share. Cash proceeds net of costs were approximately $26.4 million. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of September 30, 1997.

         Since its inception and through September 30, 1997, the Company incurred losses aggregating approximately $12.4 million and had available net operating loss carryforwards as of December 31, 1996 of approximately $5.1 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2011 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1999 while it continues clinical testing and initial toothpaste marketing efforts. In March 1997, the Company began to test market Enamelon(TM) anticavity fluoride toothpaste in selected United States markets. Assuming the successful completion of test marketing, the Company intends to begin a national roll-out of this product in the first quarter of 1998.

         Since its inception and through September 30, 1997, the Company paid $1,429,000 for the purchase of equipment and approximately $390,000 for costs associated with obtaining patents, trademarks and license rights.

         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that cash and cash equivalents on hand, together with the net proceeds from the October 1997 offering, will be sufficient to finance its operating losses, working capital and other requirements for a period of approximately two years. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financing. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate the commercial introduction of its toothpaste products and otherwise reduce the proposed operations.


         The foregoing discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and in the Company's Form 10-KSB for the year ended December 31, 1996, its Quarterly Reports on Form 10-QSB for the three months ended March 31, 1997 and June 30, 1997 and the registration statement on Form S-1 filed on October 16, 1997. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause actual results to differ materially include, but are not limited to, the following: acceptance of the Company's products by consumers; the Company's ability to procure additional financing from time to time as necessary to maintain its operations until it becomes profitable; changes in Food and Drug administration and Federal Trade Commission regulations as they apply to the Company's products; and challenges to patents either licensed to or held directly by the Company. Those and other risks are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, its 1997 quarterly reports on Form 10-QSB, and the registration statement on Form S-1, No. 333-35187 filed on September 8, 1997.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                 (continued)

Effect of New Accounting Pronouncement

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." In accordance with this statement, basic earnings per share are based on the weighted average shares outstanding during the period and diluted earnings per share are based on the average number of common shares and all delutive potential common shares that were outstanding during the period. Effective December 15, 1997, the Company will adopt this statement. The effect of the adoption will not have a material impact on the Company's net loss per share previously reported.

         In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for the for the Company's 1999 fiscal year. The Company will be reviewing these pronouncements to determine their applicability to the to the Company, if any.

Part II. - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

         (c) On June 26, 1997, the Company completed a private placement of 1,080,000 shares of Common Stock at $13.00 per share to accredited investors for a total purchase price of $14,040,000 (the "Private offering"). Allen & Company Incorporated and Dillion, Read & Co., Inc. acted as the placement agents and received a sales commission of 6% of the aggregate proceeds of the Private Offering. The Private Offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) thereof.

         In September 1997, the Company sold 2,000 shares of Common Stock pursuant to the exercise of 2,000 options of the Company. Said sale was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) of the Securities Act and Rule 701 promulgated thereunder.

         (d) In October 1996, the Company completed its initial public offering of 1,700,000 shares of Common Stock for net proceeds to the Company of $11,067,000. The Company's registration statement, File No. 333-06455 with respect to such offering, was declared effective on October 23, 1996.

         From the effective date of the Securities Act registration statement to September 30, 1997, the amount of net offering proceeds to the Company used for various purposes was as follows:

         Purchase and installation of machinery and equipment     $ 1,029,000
         Working capital                                              820,000
         Sales and Marketing                                        4,318,000
         Research and Development                                   2,859,000
         General and Administrative                                 2,041,000
                                                                  -----------
           Total                                                  $11,067,000
                                                                  ===========

         A reasonable estimate for the amount of net offering proceeds applied has been provided instead of the actual amount of net offering proceeds used. The total net offering proceeds applied represents application by the Company of all the net offering proceeds from its initial public offering. All payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, and affiliates of the Company other than amounts used to pay compensation to officers in the ordinary course of business.

Item 5.  Other Information

         The Company has been advised by the Company's contract manufacturer that one of its union contracts will expire on November 30, 1997. The contract manufacturer expects to enter into a new contract prior to November 30, 1997. In the event that a new contract is not signed, the contract manufacturer has stated that a contingency plan will be put into effect, which will enable it to continue to produce the Company's product in such quantities as may be required by the Company. There can be no assurance however that the contract manufacturer will be able to negotiate a new contract or that its contingency plan will be effective. In that event, the Company will be required to seek another contract manufacturer, which may delay its ability to manufacture and distribute the Company's product in a timely manner.

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


                                     Enamelon, Inc.


Date   November 12, 1997             By   /s/ Dr. Steven R. Fox
     --------------------               -------------------------
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer
                                        (Principal Executive Office)


Date   November 12, 1997             By      /s/ Edwin Diaz
     --------------------               -------------------------
                                        Vice President-Finance,
                                        Chief Financial Officer and
                                        Treasurer