Form 10KSB
period 1997-12-31
ENAMELON INC
filed 1998-03-31
CIK 910168

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 1997

                          Commission File No. 0-21595

                                ENAMELON, INC.
         (Name of small business issuer as specified in its charter)

                                   Delaware
                           (State of Incorporation)

                              15 Kimball Avenue
                           Yonkers, New York 10704
                   (Address of principal executive offices)

                                  13-3669775
                     (I.R.S. Employer Identification No.)

      Registrant's telephone number, including area code: (914) 237-1308

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     Revenues for the fiscal year ended December 31, 1997: NONE

     As of the close of business on March 13, 1998, there were outstanding 10,042,010 shares of registrant's Common Stock. The approximate aggregate market value (based upon the closing sale price of such stock) of these shares held by non-affiliates of the registrant as of March 13, 1998 was $94,354,806.

    Transitional Small Business Disclosure Format (check one) Yes __ No X

                     Documents Incorporated By Reference

     Part III of the Annual Report on Form 10-KSB is herein incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Stockholders scheduled to be held on May 19, 1998.

ENAMELON, INC.
FORM 10-KSB ANNUAL REPORT--1997
TABLE OF CONTENTS
                                                                          PAGE
PART I                                                                    ----
Item  1.  Description of Business......................................
Item  2.  Description of Property......................................
Item  3.  Legal Proceedings............................................
Item  4.  Submission of Matters to a Vote of Security Holders..........

PART II
Item  5.  Market for Common Equity and Related Stockholder Matters.....
Item  6.  Management's Discussion and Analysis or Plan of Operations...
Item  7.  Financial Statements ........................................
Item  8.  Changes in and Disagreements with Accountants on Accounting..
           and Financial Disclosure....................................

PART III
Item  9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...........
Item 10.  Executive Compensation.......................................
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management..................................................
Item 12.  Certain Relationships and Related Transactions...............
Item 13.  Exhibits and Reports on Form 8-K.............................

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

  General

     See the "Glossary" appearing on page 12, for the definition of certain terms used herein.

     Enamelon, Inc. (the "Company") is focused on developing and marketing over-the-counter oral care products that help stop cavities before they begin. The Company's products are based on proprietary formulations and technologies that have been shown in laboratory and small-scale human studies to enhance remineralization of tooth enamel and to prevent early stage tooth decay. Enamelon(R) anticavity fluoride toothpaste contains the active ingredient sodium fluoride in a formulation with calcium and phosphate ions, to enhance the remineralization of tooth enamel. The Company launched its initial product, Enamelon(R) all-family toothpaste, in test markets in March 1997 and began the product's national introduction in the first quarter of 1998.

     The Company holds licenses from the American Dental Association Health Foundation (the "ADAHF") to use patented technology relating to a method for oral use of various amorphous calcium phosphate compounds that enhance the natural activity of fluoride to prevent tooth decay (the "ADAHF Patented Technology"). The ADAHF has granted the Company (i) exclusive United States and foreign licenses to develop, manufacture and market toothpaste and chewing gum and other food and confectionery products using the ADAHF Patented Technology and (ii) a non-exclusive international license covering products not covered by the Company's exclusive licenses (including oral spray, mouth rinse and professional gel products) using the ADAHF Patented Technology. The Company's international license is co-extensive with a non-exclusive international license granted to SmithKline Beecham Corp. ("SmithKline"), which also obtained from the ADAHF an exclusive United States license covering products not covered by the Company's exclusive licenses. The Company is required to pay the ADAHF royalties under these license agreements.

     The Company itself has also developed both patented and proprietary technologies relating to the prevention of tooth decay before it begins (the "Enamelon(R) Proprietary Technology"). It has been granted five United States patents for methods and materials that supply soluble calcium and phosphate salts to teeth to enhance remineralization, and one patent for its split-tube system, which is used to dispense Enamelon(R) toothpaste. In addition, the Company has 13 patent applications with respect to certain Enamelon(R) Proprietary Technology pending in the United States and 40 patent applications pending in foreign jurisdictions.

     The Company's objective is to become a leading marketer of a variety of oral care and chewing gum and other food and confectionery products based on the ADAHF Patented Technology and the Enamelon(R) Proprietary Technology (together, the "Enamelon(R) Technologies").

The significant events in the Company's progress to date include the following:

o In 1992, the Company was organized and received from the ADAHF exclusive United States and foreign licenses for toothpaste and chewing gum and other food and confectionery products, and a non-exclusive international license for products not covered by the exclusive licenses.

o In January 1995, the Company conducted successful in vitro testing of a prototype formulation using the Enamelon(R) Technologies at the Oral Health Research Institute of Indiana University.

o In June 1996, the Company commenced preliminary intra-oral and clinical studies of its toothpaste intended to establish additional advertising claims.

o In October 1996, the Company completed its initial public offering of 1,700,000 shares of Common Stock at $7.00 per share receiving net cash proceeds of approximately $10.4 million.

o In November 1996, the Company was granted its first patent and in 1997 was granted five additional patents, all of which relate to Enamelon(R) Proprietary Technology. See "Patents, Trademarks and Other Proprietary Information."

o In March 1997, the Company initiated marketing activities for Enamelon(R) toothpaste in selected United States markets.

o In June 1997, the Company completed a private placement of 1,080,000 shares of Common Stock at $13.00 per share receiving net cash proceeds of approximately $13.1 million.

o In October 1997, the Company completed a public offering of 1,725,000 shares of Common Stock at $16.50 per share receiving net cash proceeds of approximately $26.3 million.

o In the first quarter of 1998, the Company began to introduce Enamelon(R) all-family toothpaste nationally.

     By the end of the second quarter of 1998, the Company expects to be selling Enamelon(R) all-family toothpaste in markets comprising approximately 56% of all United States households. In addition, the Company is continuing to conduct laboratory and intra-oral and small-scale human clinical studies to establish additional advertising claims to consumers and dentists.

     The worldwide toothpaste market is estimated to exceed $5.0 billion in annual retail sales. Annual United States toothpaste sales in 1997 have been estimated at $1.8 billion and are projected to reach $2.0 billion by the year 2000. Over the last five years, the toothpaste market has become segmented as new, premium-priced products offering benefits such as tartar control or whitening or containing ingredients such as baking soda have steadily attracted consumers away from older, more mature products.

Technology

     Every time food is eaten, teeth lose small amounts of calcium and phosphate, the major structural ingredients of tooth enamel. This demineralization occurs as plaque acids from the bacterial breakdown of sugars gradually dissolve tooth enamel.

     Saliva naturally contains calcium and phosphate ions to fight this demineralization process. The presence of fluoride in the saliva is also known to facilitate remineralization of calcium and phosphate. However, remineralization is limited by the levels of calcium and phosphate ions normally present in the saliva. If the demineralization process is not balanced by remineralization, it eventually dissolves the mineral structure of the tooth and causes dental cavities, which can only be repaired by a dentist.

     Enamelon(R) toothpaste simultaneously supplies the active ingredient, sodium fluoride, and assured concentrations of ions of the inactive ingredients calcium and phosphate in soluble form during brushing. The Company's research studies have demonstrated that Enamelon(R) toothpaste enhances remineralization with a higher level of fluoride uptake, and the tooth structure has been shown to be strengthened and hardened. This makes the tooth less soluble and more resistant to attacks by acids from decay-causing bacteria.

Strategy

     The Company's objective is to develop a variety of oral care and chewing gum and other food and confectionery products that are based on the Enamelon(R) Technologies and help prevent tooth decay at its earliest stage. The Company has developed a strategic plan to accomplish this goal. The Company's primary strategies are to:

o Launch Enamelon(R) Toothpaste. The Company is currently focusing on the national introduction of its Enamelon(R) all-family toothpaste and the launch of additional line extensions in the United States later in 1998. The Company has an aggressive new products program underway and expects to introduce several line extensions that are consistent with market trends and exploit the Company's unique remineralization technology.

o Conduct Further Testing. The Company believes that a heightened understanding of the chemistry required for effective remineralization of tooth enamel will lead to stronger protection from competition. Small-scale human clinical studies are being conducted to establish additional marketing claims for consumers and dentists.

o Collaborate with Corporate Partners in Certain Product Areas and International Markets. The Company intends to seek domestic and international strategic alliances with consumer product companies that will assist in the marketing and manufacturing of oral care products outside of the United States.

o Capitalize on Additional Commercial Applications. The Company believes that products such as chewing gum, mouthwash, dental gels, lozenges and mints may provide benefits similar to those of its toothpaste and represent large potential markets for the application of the Enamelon(R) Technologies.

Products

     The Company has introduced toothpaste as its initial product line. The Company also is exploring application of the Enamelon(R) Technologies to food and confectionery products, which it intends to develop after the national introduction of its all-family toothpaste, oral care and various line extensions.

Toothpastes

     All-Family Toothpaste. The Company's introductory product, Enamelon(R) all-family fluoride toothpaste, provides the active ingredient sodium fluoride and is formulated to help stop cavities before they begin and to enhance remineralization of tooth enamel. Product development activities for the Company's all-family toothpaste were completed at the end of 1996. The Company introduced its toothpaste into test markets consisting of approximately 5% of United States households in the early part of 1997. The Company has initiated a national introduction of this product in the first quarter of 1998. Although the Company was previously considering the introduction of a toothpaste for sensitive teeth in late 1998, it expects to introduce other toothpaste line extensions as it completes product development. In addition to a toothpaste for sensitive teeth, such products may include whitening, tartar control or gum care toothpastes.

     In order to dispense its toothpaste products, the Company has developed a patented split system toothpaste tube that simultaneously dispenses two formulations. The split-tube system has dual chambers, maintaining separation between the two component formulations until they are dispensed onto a toothbrush. Unlike presently used split-system toothpaste dispensing systems, which employ expensive pumps, the Company's tube was designed to be filled with conventional high-speed tube filling equipment, thus making the cost lower than other dual chamber toothpaste dispensing systems. The split-tube system may also have commercial applications outside of the toothpaste field. See "Manufacturing."

Additional Potential Products

     The Company has initiated marketing and product development activities for a range of new products based on the Enamelon(R) Technologies. In particular, the Company has targeted the chewing gum market, because it believes that chewing gum represents an attractive delivery system for the Enamelon(R) Technologies in a market that has been estimated to exceed $2.0 billion of United States retail sales in 1997. The Company has developed a prototype chewing gum product and is exploring strategic alliances with major confectionery manufacturers for marketing, sales and distribution of a chewing gum in the United States and international markets. The Company believes that a chewing gum formulated using the Enamelon(R) Technologies may reduce the demineralizing effects of plaque acids through the increased stimulation of saliva. Accordingly, the Company believes that its proposed chewing gum may be a beneficial supplement to brushing. FDA regulations, however, may limit claims that the Company can make for its proposed chewing gum.

     The Company also believes that the use of the Enamelon(R) Technologies in other food and confectionery products, such as lozenges or mints, can provide benefits similar to those in the Company's toothpaste and other proposed oral care products. The Company has begun to evaluate the possible uses of the Enamelon(R) Technologies in these products and intends to explore such applications following the commercialization of its toothpastes.

     The Company is also pursuing the development of other oral care products, including mouthwash and professional gels for foreign markets and professional dentifrices for both the domestic and foreign markets. The Company believes that these products will compliment its existing products and broaden its position in the oral care category.

Marketing

     The Company's marketing strategy aims to create product and brand awareness among consumers by promoting the unique technology and health benefits of its products. To differentiate its products from the competing toothpaste and oral care products, the Company has positioned its products at the high end of the price spectrum with a product that the Company believes will make teeth stronger and more resistant to tooth decay. The Company uses daytime and primetime television advertising, consumer sampling programs and distribution of coupons by mail and Sunday newspaper supplements to educate consumers and create demand.

     In addition, the Company is targeting the dental profession to create awareness of its remineralization technology and its products. To implement this strategy, the Company frequently places technical articles in professional journals, attends professional conventions and develops direct response programs directed to dentists and dental hygienists for distribution of patient samples. The Company believes that these programs have been well received and that the long-term benefits of professional endorsements for its products are significant.

     Prior to commencement of the national introduction of Enamelon(R) toothpaste in the first quarter of 1998, the Company was selling Enamelon(R) toothpaste in four major United States markets: Seattle, Washington; Denver, Colorado; Tampa, Florida; and Buffalo/Rochester, New York. These markets account for approximately 5% of United States households and enabled the Company to measure the brand's performance under actual competitive retail conditions. The Company has also been selling its all-family toothpaste in two Behavior Scan(R) markets: Pittsfield, Massachusetts and Midland, Texas. Behavior Scan(R) is a market research division of Information Resources Inc. (IRI). These markets were used to accurately measure consumer sales on a continuous basis through in store UPC scanners.

     Although Behavior Scan market testing has been completed, information received from these markets has been used to refine the Company's plans for the national launch of Enamelon(R) all-family toothpaste, which began in the first quarter of 1998.

     In anticipation of the national introduction of Enamelon(R) toothpaste, the Company began shipping the product to drug and grocery chains and other retail outlets in January 1998. After it has obtained distribution for Enamelon(R) toothpaste in retail outlets that account for more than 70% of toothpaste category sales in a market, the Company will begin print and media advertising as well as promotions to consumers and dental professionals.

Research and Development

     The Company operates a research and development facility in East Brunswick, New Jersey. The Company's research and development relate to technology, formulation, flavor, packaging and process development, and stability and safety evaluations. In addition, the Company sponsors research related to efficacy testing at leading universities and outside research facilities.

     Prior to the market introduction of Enamelon(R) toothpaste, the Company conducted laboratory studies to assess the effectiveness of the Enamelon(R) Technologies. The studies generally demonstrated that the prototype toothpaste formulations using the Enamelon(R) Technologies resulted in increased hardness and fluoride uptake over that obtained by the prevailing industry standard. The result of an animal study demonstrated that interproximal lesions were reduced over a two-week period with daily treatment with a prototype formulation. While the formulations used in the foregoing tests differ from the final formulation of Enamelon(R) toothpaste, similar ingredients are used in the final formulation, and the Company believes that the results of similar laboratory studies with the final formulation would not differ significantly from those described above.

     The Company has also conducted the studies required by the Food and Drug Administration ("FDA") final monograph, Anticaries Drug Products for Over-the-Counter Human Use (the "Monograph"), in order to sell Enamelon(R) toothpaste to the public. The Company also conducted studies to support current advertising claims, and is now performing additional laboratory, intra-oral and human clinical studies at leading independent oral research facilities in the United States, which are intended to establish additional advertising claims and evaluate potential new applications of the Enamelon(R) Technologies.

     Notwithstanding the foregoing, the results of the Company's studies to date are not necessarily indicative of the results that will be obtained in future studies. Some human studies are being conducted under substantially different conditions from those of the prior tests, and there can be no assurance that these studies will support additional advertising claims, including comparative claims. While studies to date support the claims being made for Enamelon(R) toothpaste, there can be no assurance that additional studies will be supportive, that additional claims can be made for the product, or that the technology can be applied in other oral care products. Furthermore, some of the Company's other proposed products may not be covered by the Monograph, but may be subject to other FDA regulations, which could require additional testing and could limit the claims that could be made for those products.

     The current focus of the Company's toothpaste development program is on innovative toothpaste line extensions. The Company has also begun to conduct research on methods for employing the Enamelon(R) Technologies in other oral care products, such as chewing gum, that it will seek to market. However, the formulations of the Company's toothpaste products and other proposed products constantly change as dictated by consumer testing and research and development.

     From the Company's inception to December 31, 1997, the Company spent approximately $5,475,498 on its research and development activities, including $2,844,193 for the year ended December 31, 1997. The Company expects the level of its research and development expenses to increase in the future.

Manufacturing

     The Company's present strategy is to outsource the manufacture of Enamelon(R) toothpaste to experienced, FDA-approved contract manufacturers. The Company believes that outsourcing provides greater long-term flexibility, requires a lower initial capital investment in facilities, and avoids recruiting, training and supervising a large manufacturing staff. The Company's principal contract manufacturer is Paco Pharmaceutical Services, Inc. ("Paco"), a wholly owned subsidiary of The West Company.

     The Company's patented split-tube system required the design of specialized assembly and filling equipment. Working closely with equipment manufacturers, the Company modified existing commercial equipment and completed new designs where required. The Company's tooling is currently used to produce the tube shoulders and the plastic divider that separates the two formulations in Enamelon(R) toothpaste. The Company owns all of the manufacturing equipment and tooling, which is used by its contract manufacturers at their facilities.

     The Company purchases conventional toothpaste tubes, decorated with the Enamelon(R) design, and converts them into the split-tube system by inserting the custom-designed divider into the tube. This sub-assembly work is performed by several contract manufacturers on high speed insertion and sealing equipment specifically designed for this task. The tubes, ready for filling, are then shipped to Paco.

     The Company and Paco have developed a dedicated state-of-the-art production line in Paco's Lakewood, N.J. facility. Paco receives raw materials ordered by the Company and is responsible for compounding these ingredients and filling them on Company-owned, high-speed tube filling and cartoning production lines. In addition to Paco's Quality Control inspections, raw materials and finished product are closely monitored by Company Quality Assurance to insure the finished product meets all required specifications.

     The Company currently has two manufacturing lines in operation and is in the process of having a third line installed. The addition will double existing manufacturing capacity. In addition, Paco is installing new blending and storage facilities and is creating a new filling area to support the Company's packaging and filling equipment. The Company believes that the new blending equipment will provide sufficient capacity, in a highly cost effective manner, to meet anticipated current and future needs.

     The Company believes that ownership of manufacturing equipment and tooling will provide greater long-term flexibility, permitting it to change manufacturers or even to commence its own manufacturing operations. The Company has identified other FDA-approved manufacturers that it can use if Paco's capacity become insufficient to satisfy demand or if Paco otherwise becomes unavailable to manufacture the product.

     In connection with the foreign marketing of its toothpaste products, as well as domestic and foreign marketing of its other proposed products, the Company may seek to sublicense or enter into joint ventures or strategic partnerships with major consumer product companies or other third parties on either and exclusive or non-exclusive basis. Manufacturing arrangements in these markets are likely to be reflected in any agreements establishing such relationships and may place primary manufacturing responsibilities on others.

     The Company operates a pilot plant facility in East Brunswick, New Jersey that has limited blending and filling capacity. Its purpose is to develop manufacturing and filling methods and procedures, prior to full scale manufacturing. In addition, the pilot plant will be used to produce products for clinical studies and develop new products utilizing Enamelon(R) Technologies.

Competition

     The United States toothpaste industry is dominated by Procter & Gamble Co.'s Crest, Colgate-Palmolive Company's Colgate, SmithKline's Aquafresh, Chesebrough-Pond's USA Co.'s Mentadent, Church & Dwight Co., Inc.'s Arm & Hammer Dental Care, and Block Drug Co., Inc.'s Sensodyne. The industry is led by Procter & Gamble Co. and its leading brand, Crest, which established its position as a market leader when it received the seal of the American Dental Association's Council on Dental Therapeutics for its use of fluoride in the early 1960's.

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

     If the Company attempts to develop a chewing gum using the Enamelon(R) Technologies, then it will be entering a highly competitive industry. The chewing gum market in the United States is dominated by major competitors including Wm. Wrigley Jr. Co., Warner-Lambert Company and RJR Nabisco, Inc. The Company also intends to compete in other food and confectionery categories. To the extent that the Company will sublicense or enter into joint ventures or strategic partnerships with major consumer products companies for any of its food or confectionery products, of which no assurance can be given, it may be aligning itself with one or more of its major competitors instead of competing with them. The Company will also be required to comply with applicable FDA regulations, which may limit the claims that may be made for the Company's proposed food and confectionery products.

     Additionally, the Company is pursuing the development of its rights to manufacture and market mouth rinses and professional gels outside of the United States, in addition to its proposed toothpastes and chewing gum and other food and confectionery products. The international markets for these products are in many ways similar to the United States markets in that consumers are becoming increasingly aware of the importance of oral hygiene. Product innovation with emphasis on therapeutic benefits is continuous. The Company's competition in markets outside the United States will vary by product and from country to country. However, in general, such markets tend to be highly competitive and dominated by large multinational and domestic corporations. The Company does not presently have the resources that are necessary to compete on a global scale and intends to seek corporate partners and/or negotiate license agreements with companies that have the resources to compete effectively in foreign markets. Although the Company will attempt to form strategic alliances with global companies, it may also seek to negotiate on a country-by-country basis with major regional companies, as necessary or appropriate.

ADAHF Patents and Licenses

     The United States and foreign patents and pending patent applications constituting the ADAHF Patented Technology (the "ADAHF Patent Rights") and certain of the Enamelon(R) Proprietary Technology (the "Enamelon Patent Rights" and collectively with the ADAHF Patent Rights, the "Patent Rights") are material to the Company's business.

United States License Agreement

     The ADAHF Patent Rights licensed to the Company relate to five United States patents. Three of the issued patents relate to formulations, applicable to toothpastes, chewing gums, mouth rinses and professional gels, containing or capable of producing Amorphous Calcium Phosphate, Amorphous Calcium Carbonate Phosphate and Amorphous Calcium Phosphate Fluoride, as well as the application of these formulations to teeth. The other two patents relate to Amorphous Calcium Phosphate Carbonate Fluoride and Amorphous Calcium Fluoride compounds and other technology not covered in the first three United States patents.

     In June 1992, the Company entered into a license agreement with the ADAHF, which was subsequently restated and amended (the "License Agreement"). The License Agreement grants the Company the exclusive United States license to manufacture and sell toothpastes and chewing gum and other food and confectionery products using the ADAHF Patented Technology. Under the License Agreement, the Company is required to make royalty payments of 4% of net sales, subject to minimum royalty payments of $3,000 in 1992, $5,000 in 1993 and $7,000 in each subsequent year. The License Agreement extends until three years after the Company determines and thereafter notifies the ADAHF that the following two conditions have been met: (i) the material claimed in the ADAHF patents and patent application has been stabilized in the form to be used in toothpastes, tooth cleansing gels, tooth cleaning powder, chewing gums, confections and foods to enable it to be stored and marketed in a manner similar to other such products and (ii) a licensed product has received the first FDA approval necessary, if any, for marketing to professionals or the general public. The exclusive license under the License Agreement may be extended by the Company in additional four-year increments as to each of the product categories or as to all such product categories, provided that the Company has complied with its royalty and other obligations under the License Agreement and has, as to each relevant product category or categories, sold products generating more than $17,000 in royalties in the last year of the preceding exclusivity period. Unless the License Agreement is otherwise terminated as provided therein, it will extend for the term of the last to expire of any patent licensed under the License Agreement in the United States, including patents of improvements licensed as described below. If the period of exclusivity under the License Agreement is not renewed, then the license becomes non-exclusive for the remaining term of the agreement. The Company paid $5,000 as an initial license fee under the License Agreement.

     The License Agreement may not be assigned, transferred or sublicensed by the Company without the prior written consent of the ADAHF, which consent may not be unreasonably withheld. However, the License Agreement may be assigned to another company in which the Company or Dr. Fox owns more than 50% of the voting stock without the prior written consent of the ADAHF.

     The License Agreement provides that improvements that are used with or that require use of toothpastes and chewing gum and other foods or confections that embody material claimed in the ADAHF Patent Rights, as well as any improvements and inventions that are made jointly by the Company and the ADAHF that do not relate to remineralization or commercialization of such products or of the subject matter of the ADAHF Patent Rights, will be owned by the ADAHF and licensed to the Company. The Company has the right to veto the granting of third-party licenses relating to such improvements and inventions that are developed in part by the Company.

     The ADAHF Patent Rights may claim the effectiveness of ingredients that do not fall under the Monograph. However, Enamelon(R) toothpaste does not rely on those ingredients as active ingredients, but relies only on sodium fluoride as the sole active ingredient.

Foreign License Agreement

     In November 1992, the Company entered into a foreign license agreement with the ADAHF, which was subsequently restated and amended (the "Foreign License Agreement"). The Foreign License Agreement grants the Company an exclusive license to manufacture and sell toothpastes and chewing gum and other food and confectionery products using technology that is the subject matter of foreign patent applications filed by the ADAHF in certain foreign countries. In addition, the Foreign License Agreement grants the Company the non-exclusive right to manufacture and sell other products in such countries using the technology that is the subject of such foreign patent applications, including oral sprays, mouth rinses and professional gels. Under the Foreign License Agreement, the Company is required to pay 7% of net sales (4% if such sales are made by an entity that enters into a joint venture with the Company and bear the costs of prosecution of foreign patent applications). If the Company sublicenses a foreign patent, it is required to pay to the ADAHF 25% of the gross income resulting from such sublicense actually received by the Company. The Foreign License Agreement expires upon the earlier of the termination of the License Agreement, except as to those countries for which the royalty paid per country in the preceding year exceeded $7,000, or the expiration of the last to expire of any foreign patent licensed under the Foreign License Agreement or the abandonment or lapse of all foreign patents and applications. The ADAHF may abandon or permit the lapse of all foreign patent applications and foreign patents and retains the authority to make all final decisions controlling patent prosecution and maintenance. If the ADAHF does abandon or permit the lapse of foreign patent applications or foreign patents, competitors would be free to manufacture and sell products using the ADAHF Patented Technology that could compete with the Company's toothpaste or other proposed products in those countries.

     The Company was notified in July 1995 that the ADAHF entered into a license agreement with SmithKline for exclusive rights in the United States for the fields of use other than toothpastes, chewing gum and other food and confectionery products (including oral sprays, mouth rinse and professional gels) utilizing the ADAHF Patented Technology. The Company's non-exclusive rights for these additional applications outside of the United States are co-extensive with the non-exclusive rights granted to SmithKline for these products outside of the United States.

     Since SmithKline has substantially greater financial and other resources than those of the Company, the Company may be limited in its ability to compete effectively with SmithKline outside of the United States, unless the Company enters into a strategic alliance with another company having financial and other resources comparable to those of SmithKline.

     Under the Foreign License Agreement, the Company was also granted an option and right of first refusal during the term of the Foreign License Agreement, for a limited license under future patents and patent applications for inventions and material covered by and claimed in the ADAHF's foreign patent rights, for all territories not included within the United States or licensed territories under the licenses, with respect to toothpastes and chewing gum and other food and confectionery products. Before granting such a license for a territory to third-parties, the ADAHF must first notify the Company, which will then have the right to obtain a license for that territory on terms consistent with the Foreign License Agreement. To the extent the ADAHF has not granted a license to a third-party notwithstanding the Company's failure to exercise its right of first refusal, the Company has the additional option to receive a license in any of such territories on terms consistent with the Foreign License Agreement.

     The Company presently is the licensee under the Foreign License Agreement of certain ADAHF Patent Rights under patent applications pending in six foreign jurisdictions. Patent applications made in certain other foreign jurisdictions, however, have been abandoned, and the other pending foreign patent applications with respect to the ADAHF Patent Rights may also be abandoned. Nevertheless, the Company believes that its filing of current and contemplated patent applications with respect to the Enamelon Patent Rights in any foreign jurisdictions in which patent applications have been abandoned and the subsequent issuance of patents in those jurisdictions will be adequate to preclude other manufacturers from using the Enamelon(R) Technologies in those jurisdictions. There can be no assurance, however, that patents will issue in those jurisdictions or that manufacturers outside of the United States will not infringe the Patent Rights or challenge their validity.

     Both the License Agreement and the Foreign License Agreement provide that the ADAHF has the right to consent, which consent may not be unreasonably withheld, to any assignment of the ADAHF Patented Technology in connection with any joint venture between the Company and a third party to manufacture, use or sell products using the ADAHF Patented Technology. In addition, the License Agreement and Foreign License Agreement are both subject to (i) licenses granted to the United States government, which are not transferable for non-commercial purposes and (ii) rights retained by the ADAHF to make and use its inventions for research and testing, but not to sell or use them commercially in fields licensed exclusively to the Company.

     The ADAHF has made no representation or warranty, express or implied, with respect to the efficacy or possible commercial exploitation of the Company's proposed products.

Patents, Trademarks and Other Proprietary Information

Patents

     The Company has been granted five United States patents relating to methods and materials that supply soluble calcium and phosphate salts to teeth to enhance remineralization, and one patent relating to its dual chamber toothpaste tube, which is used to dispense Enamelon(R) toothpaste. In addition, the Company has 13 patent applications with respect to various aspects of the Enamelon(R) Technologies pending in the United States, 40 patent applications pending in foreign countries including the PCT countries (which include Canada, Japan, Belgium, France, Germany, the United Kingdom, the Netherlands, Australia, and Sweden, among others), and India. The issued patents and the patent applications relate to the Company's remineralization technology as it could be applied to a broad range of oral care and food products, including toothpaste, mouth rinse, chewing gum, lozenges, and professional treatments. No assurance can be given that the pending patent applications will issue or that if they do issue, the claims will be of sufficient scope to prevent competitors from marketing certain products that are similar to the Company's toothpaste or other proposed products.

     The Company is not aware of the existence of any challenges to the validity of the Enamelon(R) Patent Rights or of any claim made by a third party of patent infringement with respect to Enamelon(R) toothpaste. No assurance can be given, however, that such challenges or claims will not be asserted in the future.

Trademarks

     The Company intends to protect the names of certain of its products and formulations by registration of its trademarks, where appropriate, both in the United States and in foreign countries.

     The Company has filed applications in the United States Patent and Trademark Office to register the word mark Enamelon(R) on the Principal Register for toothpaste, chewing gum, certain confection products, and various oral care products, such as medicated mouth washes and professional dental gels. The registration covering toothpaste was issued in late August 1997. The applications covering chewing gum, confection and oral care products have been allowed, subject to use of the mark. The Company has also registered or applied to register the Enamelon(R) mark for toothpaste, chewing gum, certain confectionery products and various oral care products in certain foreign countries. It is possible that prior registrations and/or uses of the mark (or a confusingly similar mark) may exist in one or more countries, in which case the Company might thereby be precluded from registering and/or using the Enamelon(R) mark in such countries.

     The Company has also filed applications to register the trademarks FLUOREMIN and LIQUID CALCIUM and its stylized "E" logo in the United States and Canada. The United States registration for FLUOREMIN was issued in late July 1997. In addition, the Company is considering other trademarks and has filed applications to register certain of those marks in the United States and Canada.

     The Company is not aware of any third-party challenges to the validity of its trademarks, trademark registrations, or trademark applications (other than through pending foreign office actions), or of any claim by a third party of trademark infringement with respect to its products, marks, registrations or applications. No assurance can be given, however, that such challenges or claims will not be asserted in the future.

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

Government Regulation

     Under the Federal Food, Drug, and Cosmetic Act, as amended, and the implementing regulations promulgated by the FDA, a non-prescription (over-the-counter) drug may be marketed in one of two ways. The FDA has established a program to promulgate "monographs" determining the conditions under which most non-prescription drugs may be marketed without the requirement of an NDA. The monographs establish those active ingredients that are safe and effective at specified levels and all aspects of the labeling that are permitted for these products. The monographs establish all of the conditions for marketing a non-prescription drug without the need for an NDA. Any non-prescription drug that does not comply with the final monograph may lawfully be marketed only if it has an approved NDA. Because it is time consuming and costly to obtain FDA approval of an NDA, most non-prescription drugs (except those that have recently been switched from prescription to non-prescription status) are marketed pursuant to an FDA over-the-counter drug monograph.

     The FDA has published the Monograph for over-the-counter anticaries drug products, the category of over-the-counter drug products covering the Company's toothpaste and proposed oral care products. The Monograph establishes conditions under which non-prescription drug products that aid in the prevention of dental caries or cavities are generally recognized as being safe and effective and not misbranded. The Company intends to rely on the advice of FDA counsel to satisfy formulation and labeling requirements of the Monograph to the extent that they apply to the Company's products.

     Although the Company intends to make only such labeling claims as are permitted by the Monograph in order to avoid the substantial expense and time required to receive FDA approval under an NDA, it may seek to file an NDA with the FDA in order to make further claims not covered by the Monograph. If the Company decides to or is required to make such additional claims, it may seek strategic partners to assist in the financing of the NDA process. Further, the Company may not have sufficient financing or other resources available to complete the NDA process and assuming such financing and resources are available, there is no assurance that the FDA will approve the NDA. Proposed products not subject to the Monograph may be subject to other FDA regulations.

     Each domestic drug product manufacturing facility must be registered with the FDA. Each manufacturer must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Domestic manufacturing facilities are also subject to at least biennial inspection by the FDA for compliance with Good Manufacturing Practices ("GMP's") promulgated by the FDA. Compliance with GMP's is required at all times during the manufacturing and processing of drug products. Accordingly, to the extent that the Company uses contract manufacturers, such manufacturers must be in compliance with all FDA requirements. The Company currently uses contract manufacturers that are in compliance with all FDA requirements.

     The Company is also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, storage, discharge, handling and disposal of certain materials and wastes. The Company believes that it has complied with these laws and regulations in all material respects, and it has not been required to take any action to correct any material noncompliance. The Company does not currently anticipate that any material capital expenditures will be required in order to comply with federal, state and local environmental laws or that compliance with such laws will have a material effect on the financial condition or competitive position of the Company. The Company may also be subject to foreign government regulations regarding over-the-counter drug products. Accordingly, the Company intends to submit applications to foreign regulatory agencies, if necessary, to make therapeutic health claims for its products to be marketed abroad.

Liability Insurance

     The Company's business involves exposure to potential product liability risks that are inherent in manufacturing and marketing of pharmaceutical products. The Company currently has general liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 on a general aggregate basis and product liability insurance with an aggregate limit of $1,000,000. In addition the Company has an umbrella policy of $10,000,000 in excess of the general liability and/or the product liability insurance. While the Company's insurance policies provide coverage on a "per occurrence" basis and a general aggregate basis, and are subject to annual renewal, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms, that the Company will be able to secure increased coverage or that any insurance will provide adequate protection against potential liabilities.

Personnel

     The Company had as of March 19, 1998 31 full-time employees and one part-time employee. None of the Company's employees is represented by a union, and the Company believes that its relationship with its employees is good.

Glossary

     The following glossary is intended to provide the reader with an explanation of certain terms used in this Form 10-KSB.

Active Ingredient........... Element responsible for the therapeutic activity of a product. However, other ingredients in the product may enhance the effectiveness of the active ingredient. In Enamelon(R) toothpaste, the active ingredient is sodium fluoride.

Calcium..................... Important elemental constituent of teeth and bones.

Caries...................... An oral disease caused by the presence of cariogenic bacteria in plaque. Signs of the disease are lesions and/or cavities in the teeth.

Cavity...................... Area of the tooth where mineral loss, due to demineralization, has been extensive, resulting in collapse of the tooth structure. A cavity cannot be remineralized and must be filled by a dentist.

Demineralization............ Chemical process whereby acids, produced by cariogenic bacteria in plaque, dissolve and remove calcium and phosphate from tooth enamel and/or dentin, making the tooth weaker and more porous. If allowed to continue, demineralization will eventually cause the tooth structure to collapse and a cavity to be formed.

Dentin...................... An underlying tooth material that contains minerals and organic matter. Dentin is covered by enamel in the crown and cementum in the root.

Enamelon(R) Technologies.... The ADAHF Patented Technology together with the
                             Enamelon(R) Proprietary Technology as described in
                             Item 1, "Description of Business".

Fluoride.................... Inorganic form of the element fluorine in combination with other elements.

Inactive Ingredient......... Element not responsible for the therapeutic activity of the product. Inactive ingredients may be important for other product attributes and may substantially enhance the effectiveness of the active ingredient.

Interproximal Lesions....... Lesions that occur between the teeth.

In Vitro.................... Literally means "in glass" (Latin). Refers to experimental studies carried out under laboratory conditions that do not involve living species.

In Vivo..................... Literally means "in life" (Latin). Refers to experimentation performed on live animals or humans.

Ions........................ Dissolved particles bearing a positive or negative charge. Because of their charges, ions attract a sphere of water molecules around themselves, which helps to keep them in solution.

Lesions..................... Defects in teeth resulting from loss of tooth mineral due to demineralization in localized areas of the tooth. Lesions often, but not always, show up as visible white or colored spots on teeth. They may or not be detected by x-rays.

Phosphate................... Combination of the elements phosphorous and oxygen in ionic form or part of an inorganic or organic compound. An important constituent of teeth and bones.

Plaque...................... Soft sticky film formed on teeth and between teeth due to eating sugar-containing foods. Contains a very high concentration of bacteria.

Plaque Acids................ Acidic materials formed by the break-down of sugars due to the action of plaque bacteria. Plaque acids, primarily lactic and acetic acid, are highly corrosive to the tooth mineral structure, and cause demineralization of the tooth.

Professional Gels........... Therapeutic materials applied to the teeth for the prevention, arrestment, or reversal of lesions or cavities. Applied directly by a qualified dental practitioner or supplied to the user through a prescription supplied by a qualified dental practitioner.

Remineralization............ Chemical process whereby calcium and phosphate, lost during demineralization, are replaced into tooth enamel and dentin, thereby rebuilding, restoring and restrengthening the tooth.

Sodium Fluoride............. Compound consisting of the element sodium combined with the element fluorine and which provides fluoride ions when dissolved in water. Sodium fluoride is an accepted active ingredient in anti-caries products for over-the-counter use.

Tooth Enamel................ Outer hard mineral layer of the crown, which is the part of the tooth that emerges from the gum.

ITEM 2. DESCRIPTION OF PROPERTY

Properties

     The Company currently leases office facilities located at 15 Kimball Avenue, Yonkers, New York from an employee and one of his relatives for a total of $3,100 per month. The Company also leases office and laboratory facilities in East Brunswick, New Jersey, for $5,670 per month, which expires December 31, 1998. The combined amount of space which relate to the above leased premises totals approximately 5,200 square feet.

     The Company leased an additional 5,000 square feet for its pilot manufacturing facility needs in the second quarter of 1997 in East Brunswick, New Jersey for $3,950 per month which expires August 30, 2002.

     The Company has entered into an agreement to lease approximately 21,000 square feet for approximately $37,400 per month in Cranbury, New Jersey to begin in June 1998. The new facility has both laboratory and office space. The Company will relocate from its office and laboratory facilities in East Brunswick at the start of the lease. The Company believes that these properties are sufficient for its administrative and research and development needs for the foreseeable future. Since the Company presently intends to rely on outside manufacturers to manufacture its products, it does not have a manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal or administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Data

     The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol ENML since the Company's initial public offering on October 24, 1996. The following table sets forth the high and low sale prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated.

Fiscal 1997:

  Quarter Ended:        High     Low
  --------------        ----     ---
  March 31, 1997        $25.50   $ 6.00
  June 30, 1997         $27.50   $13.00
  September 30, 1997    $19.00   $13.75
  December 31, 1997     $17.19   $ 9.75

Fiscal 1996:

  Quarter Ended:        High     Low
  --------------        ----     ---
  December 31, 1996     $ 7.25   $ 5.38

Nasdaq Trading

     As of December 31, 1997, the Company complied with all of the requirements of the National Association of Securities Dealers, Inc. ("NASD") for continued listing of the Common Stock on the Nasdaq Stock Market.

Holders

     The approximate number of holders of record of the Common Stock, as of March 13, 1998, was 334.

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

Recent Sales of Unregistered Securities

     On November 13, 1997, the Company notified holders of warrants to purchase 68,439 shares of Common Stock at an exercise price of $1.33 per share and holders of warrants to purchase 24,780 shares of Common Stock at an exercise price of $4.00 per share that the Company was exercising its right to purchase all such warrants that had not been exercised by January 19, 1998, for $0.01 per warrant. Pursuant to the exercise of such warrants between November 13, 1997, and January 19, 1998, the Company sold 68,439 shares of Common Stock to seven accredited investors at $1.33 per share for aggregate proceeds of $91,023 and 22,809 shares of Common Stock to 12 accredited investors and one non-accredited investor at $4.00 per share for aggregate proceeds of $91,236. The Company has extended the period to exercise one warrant to purchase 1,971 shares at $4.00 per share to March 31, 1998. The Company relied upon Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and Section 4(2) of the Securities Act for the exemption from registration under the Securities Act in connection with the issuance of such shares of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7 to this report. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein.

General

     The Company (a development stage company) was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies. The Company had not commenced any product commercialization or realized any operating revenues as of December 31, 1997. The national distribution of Enamelon(R) anticavity fluoride toothpaste began in the first quarter of 1998. As a result, the Company will emerge from the development stage.

     The Company's strategic plan for accomplishing this objective is to (i) begin to market its proposed toothpaste products in compliance with the Food and Drug Administration requirements, (ii) conduct further product testing in humans to establish additional advertising claims, (iii) collaborate with corporate partners in certain other product areas and international markets and (iv) capitalize on additional commercial applications of both the ADAHF Patented Technology and the Enamelon(R) Proprietary Technology.

     The Company has completed formulation of the product and has begun to market Enamelon(R) toothpaste generally in markets throughout the United States. The Company expects to continue to incur operating losses through 1999 and may require additional financing to continue its operations thereafter.

Results of Operations

  Year ended December 31, 1997 Compared to Year Ended December 31, 1996

     Total operating expenses were approximately $11,332,000 for the year ended December 31, 1997, compared with $3,120,000 in the prior year, an increase of $8,212,000. The increase resulted primarily from higher marketing and selling expenses of $5,787,000, higher research and testing expenses of $1,082,000 and higher administrative and other expenses of $1,343,000. Additionally, the Company anticipates that total expenses will increase over the next few years as the Company increases its product development, manufacturing and marketing activities. Such increased business activities will require additional personnel and payments to third parties.

     The increase of $5,787,000 in marketing and selling expenses was primarily attributable to advertising creative, production and media fees necessary to promote the Company's product in the test market.

     Research and testing expenses increased from $1,762,000 in 1996 to $2,844,000 in 1997. The increase is primarily the result of the expansion of the clinical testing at various independent oral care research facilities, which amounted to $770,000 in 1996 and $1,396,000 in 1997.

     Administrative and other expenses increased from $996,000 in 1996 to $2,339,000 in 1997. The increase is primarily attributed to additional consulting, salaries and administrative office expenses as a result of the Company's expanded operations.

     Interest income increased from $195,000 in 1996 to $988,000 in 1997 as a result of the dividends and interest earned on the net proceeds from the Company's private placement in June 1997 and second public offering in October 1997.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Total operating expenses were approximately $3,120,000 for the year ended December 31, 1996, compared with $1,081,000 in the prior year, an increase of $2,039,000. This increase was primarily the result of higher marketing and selling expenses of $362,000, higher research and testing expenses of $1,215,000 and higher administrative and other expenses of $462,000.

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

     The increase in administrative and other expenses from $534,000 to $996,000 was primarily attributable to increased consulting and administrative office expenses, associated with the hiring of additional personnel.

     These increases were offset in part by $195,000 of interest and dividend income earned from $10,425,000 of net proceeds from the Company's initial public offering in October 1996.

Liquidity and Capital Resources

     Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock, its initial public offering totaling approximately $16.2 million, net of expenses and a second public offering totaling approximately $26.3 million, net of expenses. At December 31, 1997, the Company had cash and cash equivalents and marketable securities of approximately $39.5 million and working capital of $37.9 million. The Company has no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of December 31, 1997.

     Since its inception and through December 31, 1997, the Company has incurred losses aggregating approximately $15.5 million and had available net operating loss carryforwards as of December 31, 1997 of approximately $15.3 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2012 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1999 while it continues clinical testing and initial toothpaste marketing efforts. In March 1997, the Company began to test market Enamelon(R) toothpaste in selected United States markets. The Company believes that such test marketing has been successful and began a national roll-out of this product in the first quarter of 1998.

     Since its inception and through December 31, 1997, the Company has paid approximately $2.7 million for the purchase of equipment and approximately $487,000 for costs associated with obtaining patents, trademarks and licenses rights. The Company intends to use approximately $1.7 million of its cash to purchase additional manufacturing equipment for the production of the Company's patented, split-system toothpaste tube and for high-speed filling equipment.

     In May 1995, the Company issued an aggregate of 93,750 shares of its common stock and warrants to purchase 93,750 shares of common stock at an exercise price of $1.33 per share to private investors, officers and directors of the Company for an aggregate consideration of $125,000. On various dates through December 31, 1995, the Company issued an aggregate 648,723 shares of its common stock pursuant to a private placement memorandum dated June 20, 1995 to private investors, officers and directors of the Company for an aggregate consideration of approximately $2,504,672, net of expenses.

     In January 1996, the Company issued 500,000 units at $4.00 per unit, each consisting of 1.103 shares of 5% convertible preferred stock (the "Series A Preferred Stock") and 1 common stock purchase warrant, exercisable at $5.75 per share. In April 1996, the Company issued an additional 6,250 units at $4.00 per unit. The Company received proceeds of approximately $2,025,000 for these issuances.

     In October 1996, the Company completed the initial public offering of 1,700,000 shares of common stock at $7.00 per share. Cash proceeds net of costs were $10,425,000. Concurrent with the public offering, 558,399 shares of redeemable preferred stock were automatically converted into an equal number of shares of common stock.

     In June 1997, the Company and a selling stockholder completed a private placement of 1,200,000 shares of Common Stock at $13.00 per share, of which, 1,080,000 shares were sold by the Company. Net cash proceeds to the Company from such private placement were approximately $13,077,000.

     The Company completed a second public offering in October, 1997 of 1,725,000 shares of Common Stock at $16.50 per share, which resulted in net cash proceeds of approximately $26,295,000.

     The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that cash and cash equivalents on hand, together with its projected cash flow from operations, if any, will be sufficient to finance its working capital and other requirements for a period of approximately two years. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to reduce the scope of proposed operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the

Company's Annual Meeting of Stockholders scheduled to be held on May 19, 1998.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 19, 1998.

ITEM 11. SECURITY BY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 19, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 19, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      3.1   Certificate of Incorporation of the Registrant, as amended. (1)
      3.2   Amended and Restated By-Laws of the Registrant. (1)
      4.1   Specimen Copy of Stock Certificate for shares of Common Stock. (1)
      4.2 Form of Registration Rights Agreement between the Registrant and certain purchasers of units. (1)
     10.1 Restated Patent License Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 24, 1995. (1)
     10.2 Amendment Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 12, 1995. (1)
     10.3 Restated Foreign Patent License Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of November 18, 1992. (1)
     10.4 Foreign License Amendment Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 14, 1995. (1)
     10.5   The Registrants' 1997 Incentive Stock Option Plan.(3)
     10.6   The Registrant's 1993 Stock Option Plan. (1)
     10.7   The Registrant's Incentive Compensation Plan. (1)
     10.8 Employment Agreement between the registrant and Dr. Steven R. Fox, as amended as of June 15, 1996. (1)
     10.9   Amended and Restated Employment Agreement between the Registrant and
            D. Brooks Cole dated as of June 1, 1995. (1)
     10.10 Employment Agreement between the Registrant and Norman Usen and Nu-Products dated as of May 1, 1995. (1)
     10.11 Employment Agreement between the Registrant and Anthony E. Winston dated as of January 17, 1995. (1)
     10.12 Employment Agreement between the Registrant and Edwin Diaz dated July 29, 1996. (1)
     10.13 Amendment, dated January 1, 1997, to Employment Compensation Agreement between the Registrant and D. Brooks Cole.(1)
     10.14 Amendment, dated January 16, 1997, to Employment Agreement between the Registrant and Anthony Winston.(2)
     10.15 Amendment, dated July 1, 1997, to Employment Agreement between the Registrant and Norman Usen.(4)
     10.16  Lease Agreement with Elaine Fox dated December 19, 1995. (1)
     10.17 Lease Agreement with Unum Life Insurance Company of America dated December 27, 1993. (1)
     10.18 Lease Agreement with East Brunswick Woods Associates, L.P. dated November 1995. (1)
     21.1   Subsidiaries of the Registrants - (1)
     23.1   Consent of Independent Public Accountants.
     27.1   Financial Data Schedule

     (1) Incorporated herein by reference from Exhibits to Registrant's Registration Statement on Form S-1 (File No. 333-06455), declared effective on October 24, 1996.

     (2) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     (3) Incorporated herein by reference from Exhibits to Registrant's Registration Statement on Form S-1 (File No. 333-31163), declared effective on August 11, 1997.

     (4) Incorporated herein by reference from Exhibits to Registrant's Registration Statement on Form S-1 (File No. 333-35187), declared effective on October 16, 1997.

     (b) Reports on Form 8-K

     There were no current reports on Form 8-K filed during the quarter ended December 31, 1997.

                                 ENAMELON, INC.
                          (A development stage company)

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

        Report of Independent Certified Public Accountants.. F-2
        Financial Statements:
          Balance Sheets ................................... F-3
          Statements of Operations ......................... F-4
          Statements of Stockholders' Equity ............... F-5
          Statements of Cash Flow .......................... F-6
          Notes to Financial Statements .................... F-7 to F-14

Report of Independent Certified Public Accountants

Enamelon, Inc.
Yonkers, New York

     We have audited the accompanying balance sheets of Enamelon, Inc. (A Development Stage Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from June 9, 1992 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enamelon, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and for the period from June 9, 1992 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

Woodbridge, New Jersey                      BDO Seidman, LLP
January 30, 1998

                                 ENAMELON, INC.
                         (A development stage company)

                                 Balance Sheets

                                                     December 31,
                                                 1997           1996
                                             ------------    -----------
      Assets
      Current:
        Cash and cash equivalents ........   $ 21,624,954    $11,389,894
        Investments ......................     17,895,107            -
        Inventory ........................      1,252,207         53,183
        Accounts receivable ..............        244,606            -
        Prepaid expenses and other assets         242,749        193,290
                                             ------------    -----------
          Total current assets ...........     41,259,623     11,636,367
      Equipment, net .....................      2,466,099        438,348
      Intangible assets, net .............        474,636        308,030
      Other assets .......................         15,231          8,939
                                             ------------    -----------
           Total assets ..................   $ 44,215,589    $12,391,684
                                             ============    ===========
      Liabilities and Stockholders' Equity
      Current liabilities:
        Accounts payable .................   $  1,760,107    $   553,377
        Accrued expenses .................      1,649,149        539,894
                                             ------------    -----------
          Total current liabilities ......      3,409,256      1,093,271
                                             ------------    -----------
      Commitments
      Stockholders' equity:
        Preferred stock, $0.01 par value -
          shares authorized 5,000,000
          none issued or outstanding .....            -              -
        Common stock, $0.001 par value -
          shares authorized 20,000,000;
          issued and outstanding
          9,965,996 and 6,900,378 ........          9,966          6,900
        Additional paid-in capital .......     56,259,052     16,409,926
        Accumulated deficit during the
          development stage ..............    (15,462,685)    (5,118,413)
                                             ------------    -----------
          Total stockholders' equity .....     40,806,333     11,298,413
                                             ------------    -----------
          Total liabilities and
            stockholders' equity .........   $ 44,215,589    $12,391,684
                                             ============    ===========

                See accompanying notes to financial statements.

                                 ENAMELON, INC.
                         (A development state company)

                            Statements of Operations

                                                                  Period from
                                                                  June 9, 1992
                                                                 (Inception) to
                                      Year ended December 31,     December 31,
                                       1997            1996           1997
                                   ------------    -----------    ------------
Expenses:
  Marketing and selling ........   $  6,148,807    $   362,371    $  6,511,178
  Research and testing .........      2,844,193      1,761,718       5,475,498
  Administrative and other .....      2,338,821        996,160       4,429,821
                                   ------------    -----------    ------------
    Total expenses .............     11,331,821      3,120,249      16,416,497
Other charges (income):
  Interest and dividends .......       (987,549)      (195,419)     (1,223,781)
  Write-off of deferred
   offering costs ..............                                       269,969
                                   ------------    -----------    ------------
Net loss .......................   $(10,344,272)   $(2,924,830)   $(15,462,685)
                                   ============    ===========    ============
Net loss per common share, basic   $      (1.31)   $     (0.58)
                                   ============    ===========
Weighted average common shares
 outstanding, basic ............      7,875,504      5,062,722
                                   ============    ===========
Pro forma net loss per share ...                   $     (0.53)
                                                   ===========
Pro forma weighted average
 common shares outstanding .....                     5,517,090
                                                   ===========

                See accompanying notes to financial statements.

                                 ENAMELON, INC.
                         (A development stage company)

                       Statements of Stockholders' Equity

                                                                         Accumulated
                                                                            deficit
                                              Common       Additional     during the         Total
                                               Stock         paid-in     development     stockholders'
                                 Shares      Par value       capital         stage          equity
                               ---------   ------------   ------------   ------------    ------------
Issuance of common stock
 in June and December 1992 .   3,331,458   $      3,331   $    111,684   $        -      $    115,015
Issuance of common stock
 for legal services rendered       9,792             10         29,960            -            29,970
Net loss ...................         -              -              -          (37,070)        (37,070)
                               ---------   ------------   ------------   ------------    ------------
Balance, December 31, 1992 .   3,341,250          3,341        141,644        (37,070)        107,915
Issuance of common stock
 at $3.06 per share in
 private placement, net of
 costs .....................     293,619            294        868,648            -           868,942
Issuance of common stock
 for legal services rendered      17,268             17         63,348            -            63,365
Net loss ...................         -              -              -         (296,671)       (296,671)
                               ---------   ------------   ------------   ------------    ------------
Balance, December 31, 1993 .   3,652,137          3,652      1,073,640       (333,741)        743,551
Issuance of common stock
 at $1.33 per share in
 private placement, net of
 costs .....................     118,125            118        141,783            -           141,901
Issuance of common stock
 for legal services rendered      14,538             15         63,985            -            64,000
Net loss ...................         -              -              -         (798,924)       (798,924)
                               ---------   ------------   ------------   ------------    ------------
Balance, December 31, 1994 .   3,784,800          3,785      1,279,408     (1,132,665)        150,528
Issuance of common stock
 at $1.33 per share in
 private placement, net of
 cost ......................      93,750             94        124,906            -           125,000
Issuance of common stock
 at $4.00 per share in
 private placement, net of
 cost ......................     648,723            648      2,504,024            -         2,504,672
Issuance of common stock
 for professional services
 rendered ..................     108,000            108        147,587            -           147,695
Net loss ...................         -              -              -       (1,060,918)     (1,060,918)
                               ---------   ------------   ------------   ------------    ------------
Balance, December 31, 1995 .   4,635,273          4,635      4,055,925     (2,193,583)      1,866,977
Issuance of common stock
 for legal services
 rendered ..................       6,706              7         26,817            -            26,824
Issuance of common stock
 at $7.00 per share in
 public offering, net of
 costs .....................   1,700,000          1,700     10,423,572            -        10,425,272
Conversion of preferred
 stock to common stock .....     558,399            558      1,903,442            -         1,904,000
Warrants exercised .........         -              -              170            -               170
Net loss ...................         -              -              -       (2,924,830)     (2,924,830)
                               ---------   ------------   ------------   ------------    ------------
Balance, December 31, 1996 .   6,900,378          6,900     16,409,926     (5,118,413)     11,298,413
Issuance of common stock
 at $13.00 per share in
 private placement net,
 of costs ..................   1,080,000          1,080     13,075,843            -        13,076,923
Issuance of common stock
 at $16.50 per share in
 public offering, net of
 costs .....................   1,725,000          1,725     26,293,025            -        26,294,750
Warrants exercised .........     122,868            123        178,311            -           178,434
Options exercised ..........     137,750            138        301,947            -           302,085
Net loss ...................         -              -              -      (10,344,272)    (10,344,272)
                               ---------   ------------   ------------   ------------    ------------
Balance, December 31, 1997 .   9,965,996   $      9,966   $ 56,259,052   $(15,462,685)   $ 40,806,333
                               =========   ============   ============   ============    ============

                See accompanying notes to financial statements.

                                 ENAMELON, INC.
                         (A Development stage company)

                            Statements of Cash Flow

                                                                           Period from
                                                                           June 9, 1992
                                                                          (Inception) to
                                             Year Ended December 31,       December 31,
                                               1997            1996           1997
                                           ------------    ------------   --------------
Cash flows from operating activities:
 Net loss ..............................   $(10,344,272)   $ (2,924,830)   $(15,462,685)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Write-off of deferred offering costs             -               -           269,969
   Stock issued for services ...........            -            26,824         174,519
   Depreciation and amortization .......        170,460          45,488         259,717
   Changes in assests and liabilities:
    Increase in investments ............    (17,895,107)            -       (17,895,107)
    Increase in accounts receivable ....       (244,606)            -          (244,606)
    Increase in prepaid expenses and
     other assets ......................        (55,751)       (182,213)       (259,112)
    Increase in inventory ..............     (1,199,024)        (53,183)     (1,252,207)
    Increase in accrued expenses and
     account payable ...................      2,553,058         616,078       3,341,075
                                           ------------    ------------    ------------
    Net cash used in operating
     activities ........................    (27,015,242)     (2,471,836)    (31,068,437)
                                           ------------    ------------    ------------
Cash flows from investing activities:
 Purchases of equipment ................     (2,176,129)       (411,056)     (2,665,807)
 Intangible assets .....................       (188,688)       (150,575)       (486,869)
                                           ------------    ------------    ------------
 Net cash used in investing activities .     (2,364,817)       (561,631)     (3,152,676)
                                           ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from sale of common stock ....     42,983,019      11,900,000      58,727,336
 Proceeds from sale of preferred stock .            -         2,025,000       2,025,000
 Offering costs ........................     (3,367,900)     (1,292,305)     (4,906,269)
                                           ------------    ------------    ------------
 Net cash provided by financing
  activities ...........................     39,615,119      12,632,695      55,846,067
                                           ------------    ------------    ------------
Net increase in cash and cash
 equivalents ...........................     10,235,060       9,599,228      21,624,954
Cash and cash equivalents, beginning of
 period ................................     11,389,894       1,790,666             -
                                           ------------    ------------    ------------
Cash and cash equivalents, end of
 period ................................   $ 21,624,954    $ 11,389,894    $ 21,624,954
                                           ============    ============    ============
Supplemental disclosures of noncash
 financing activities:
  Common stock issued for professional
   services performed by unrelated
   parties .............................             $-    $     26,824    $    331,854
                                           ============    ============    ============
  Accrued offering costs ...............   $     65,350    $    282,423    $     65,350
                                           ============    ============    ============

                See accompanying notes to financial statements.

                                 ENAMELON, INC.
                          (A development stage company)

                          Notes to Financial Statements

1. Organization and Summary of Accounting Policies

  Organization

     The Company (a development stage company) was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies. As of December 31, 1997, the Company had not commenced any product commercialization or realized any operating revenues.

     During 1996 the Company completed formulation of its all-family toothpaste and the testing required by the applicable monograph published by the Food and Drug Administration. The Company began to test market Enamelon(R) anticavity fluoride toothpaste in several representative markets comprising approximately 5% of all United States households in March 1997. Test marketing and additional clinical human studies to establish additional marketing claims for consumers and dentists continued throughout 1997, and the national distribution of Enamelon(R) anticavity fluoride toothpaste began in the first quarter of 1998. As a result the Company will emerge from the development stage. Marketing expenses for the year ended December 31, 1997 have been offset by approximately $1.1 million of test market revenues. The Company expects to continue to incur operating losses through 1999, and may require additional financing to continue its operations thereafter.

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

  Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, prepaid expenses accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

  Cash and Cash Equivalents

     Cash and cash equivalents consists of highly liquid debt instruments with original maturities of three months or less, principally commercial paper and money market accounts.

  Investments

     Investments consist of certificates of deposit and corporate and government bonds that mature in more than 91 days, but not more than one year, or securities with maturities beyond one year that management intends to sell within one year. The investments are classified as trading securities and are recorded at fair market value with any related gain or loss reflected in the Company's statement of operations. Fair market value is determined based upon quoted market values as reported by a national securities exchange.

  Inventory

     Inventory is stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

  Equipment

     Equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method.

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

  Intangible Assets

     Organization costs are amortized using the straight-line method over a sixty-month period. Licensing costs and patent rights are amortized using the straight-line method over seventeen years, which is the term of the licensing agreements and the estimated useful lives of the patents, respectively. Trademarks are being amortized using the straight-line method over seventeen years.

  Advertising Expenses

     Advertising costs are expensed as incurred. Expenses, which consist primarily of television, print and media, and other promotional costs, were $4,427,665 in 1997 and insignificant in periods prior to 1997.

  Research and Development

     Costs for research and development are expensed as incurred.

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

  Earnings Per Share

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. In accordance with this statement basic loss per share for the years ended December 31, 1997 and 1996 was calculated by dividing net loss by the weighted average number of common shares outstanding, which amounted to 7,875,504 and 5,062,722, respectively. Diluted loss per share for the years ended December 31, 1997 and 1996 was calculated by dividing net loss by the weighted average number of common shares and all dilutive potential common shares (comprising outstanding options and warrants) which amounted to 9,283,959 and 5,695,656, respectively. Diluted loss per share has not been presented since the effect of dilutve common shares is antidilutive in all periods.

     Loss per share is presented for 1996 on a pro forma basis to give retroactive effect to the conversion of the redeemable preferred stock as a result of the public offering discussed in Note 6. The calculation of earnings per share reflects the conversion of the preferred stock as if it occurred on January 1, 1996

  Recent Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131, requires disclosure of reportable operating segments. Both statements are effective for years beginning after December 15, 1997. The Company will be reviewing these statements to determine the applicability to the Company, if any.

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

2. Inventory

     Inventory is summarized as follows:      December 31,
                                          -------------------
                                             1997       1996
                                          ----------  -------
     Raw materials                        $  412,786  $53,183
     Work in progress                        134,107      -
     Finished goods                          705,314      -
                                          ----------  -------
                                          $1,252,207  $53,183
                                          ==========  =======

3. Equipment

     Equipment is summarized as follows:      December 31,
                                          --------------------   Estimated
                                             1997       1996    Useful Life
                                          ----------  --------  -----------
     Furniture and fixtures               $   52,866  $ 27,334  5-7 years
     Equipment                             2,612,941   462,344  3-10 years
                                          ----------  --------
                                           2,665,807   489,678
     Less: Accumulated depreciation          199,708    51,330
                                          ----------  --------
                                          $2,466,099  $438,348
                                          ==========  ========

4. Intangible Assets

     Intangible Assets is summarized as follows:     December 31,
                                                  ------------------
                                                    1997      1996
                                                  --------  --------
     Patent rights                                $376,749  $256,557
     Trademarks                                    123,133    67,840
     Licensing costs                                18,962    18,962
     Organization cost                              15,803     2,600
                                                  --------  --------
                                                   534,647   345,959
     Less: Accumulated amortization                 60,011    37,929
                                                  --------  --------
                                                  $474,636  $308,030
                                                  ========  ========

5. Accrued Expenses

     Accrued expenses are summarized as follows:      December 31,
                                                  --------------------
                                                     1997       1996
                                                  ----------  --------
     Accrued marketing and promotion cost         $  666,845  $ 80,000
     Research and development                        378,530   169,602
     Other accrued expenses                          603,774   290,292
                                                  ----------  --------
                                                  $1,649,149  $539,894
                                                  ==========  ========

6. Stockholders' Equity

  Redeemable Preferred Stock

     In January 1996, the Company issued 500,000 units at $4.00 per unit, each consisting of 1.103 shares of 5% convertible Series A preferred stock and 1 common stock purchase warrant, exercisable at $5.75 per share expiring January 23, 2003. In April 1996, the Company issued an additional 6,250 units at $4.00 per unit expiring January 23, 2003. The Company received proceeds of $2,025,000 for these issuances. In October 1996, the 558,399 shares of Series A Preferred Stock were converted into common stock and retired upon the consummation of the initial public offering.

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

In connection with the placement of the transaction, the Company issued warrants to purchase 100,000 shares at an exercise price of $4.80 and 23,750 shares at $3.60 per share, which expire January 23, 2003.

  Common Stock

     In November 1992, the Board of Directors amended the Company's Certificate of Incorporation to increase the number of authorized common shares from 15,000 shares to 3,000,000 shares and effected a 100-for-one stock split. The Company effected a 1.19688-for-one stock split of its common stock in July 1993, a one-for-1.65068 reverse stock split of its common stock in September 1994 and a three-for-one stock split in June 1995. All common stock, common stock options and price per share information disclosed in the financial statements and notes thereto has been adjusted to give retroactive effect for these stock splits. The Board of Directors amended the Company's Certificate of Incorporation to increase the Company's authorized shares of common stock from 3,000,000 to 20,000,000.

     In December 1992, 9,792 shares of stock were issued for services performed by unrelated parties. In September 1993, November 1993 and January 1994, an additional 4,545 shares, 12,723 shares and 14,538 shares, respectively, were issued for services performed by unrelated parties. In May and June 1995, an additional 105,000 shares and 3,000 shares, respectively, were issued for services performed by unrelated parties. In January 1996, an additional 6,706 shares were issued for services performed by unrelated parties. Common stock issued for services was valued at the estimated fair value of the stock issued.

     In January 1993, the Company issued an aggregate 293,619 shares of its common stock to private investors, officers and directors of the Company for the aggregate consideration of $900,000.

     In September 1994, the Company sold 118,125 shares of common stock and warrants to purchase 59,064 shares of common stock at an exercise price of $1.33 per share which expire September 30, 1999 for an aggregate amount of $157,500.

     In May 1995, the Company issued an aggregate 93,750 shares of its common stock and warrants to purchase 93,750 shares of common stock at an exercise price of $1.33 per share which expires September 30, 1999 to private investors, officers and directors of the Company for an aggregate consideration of $125,000.

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

     In October 1996, the Company completed the initial public offering of 1,700,000 shares of common stock at $7.00 per share and issued to the underwriter warrants to purchase 170,000 shares of common stock at $8.40 which expire October 29, 2002. Cash proceeds net of costs was approximately $10,425,000. Concurrent with the public offering, 558,399 shares of redeemable preferred stock were automatically converted into an equal number of shares of common stock.

     In June 1997, the Company completed a private placement of 1,080,000 shares of common stock at $13.00 per share. Cash proceeds net of costs were approximately $13,077,000. In connection with the offering the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on July 11, 1997, with respect to the resale of such shares by investors, which became effective August 11, 1997.

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

     In October, 1997 the Company sold 1,725,000 shares of Common Stock in a second public offering at $16.50 per share which resulted in cash of proceeds net of costs, of approximately $26,295,000.

     During 1997, 122,868 warrants were exercised and 1,051 were cancelled at an average exercise price of $1.64. At December 31, 1997, 855,171 warrants remained outstanding at an average exercise price of $5.76.

     On November 13, 1997, the Company notified holders of warrants to purchase 93,219 shares of Common Stock at exercise prices of $1.33-$4.00 per share that the Company was exercising its right to purchase all such warrants that had not been exercised by January 19, 1998, for $0.01 per warrant. Through January 19, 1998, the Company sold 91,248 shares of Common Stock for aggregate proceeds of $182,260 as the result of the exercise of these warrants.

  Stock Option Plans

     The Company has two stock option plans, adopted in 1993 and 1997 (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 2,250,000 shares of common stock. The Option Plan is administered by the Board of Directors or a committee of the Board of Directors (the "Compensation Committee") whose members are not entitled to receive options under the Option Plan (excluding options granted exclusively for directors' fees). Options granted under the Plan may or may not be "incentive stock options" as defined in the Internal Revenue Code ("Incentive Options") depending upon the terms established by the Compensation Committee at the time of grant. The exercise price shall not be less than the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the Company's outstanding common stock). Options granted under the Plan are subject to a maximum term of 10 years.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the period from January 1, 1995 to October 24, 1996 ("pre IPO"), and October 25, 1996 to December 31, 1996 and the year ended December 31, 1997, respectively; no dividend yield for all periods; expected volatility of .01, 35 and 37 percent; risk-free interest rates of 6.5,
6.2 and 5.9 percent, and expected lives of 6.3, 6.8 and 6.9 years for the options.

     Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                      1997          1996
                                  -----------    ----------
               Net loss
                 As reported      $10,344,272    $2,924,830
                 Pro forma        $10,630,749    $2,999,392
               Loss per share
                 As reported        $(1.31)        $(0.58)
                 Pro forma          $(1.35)        $(0.59)

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

     A summary of activity for the Company's Option Plans, including those options granted pursuant to the terms of certain employment and other agreements (see note 10), is as follows:

                                    Option    Weighted average
                                    shares     exercise price
                                  ---------   ----------------
     Balance, January 1, 1995       380,487        $ 3.02
     Granted                        937,081        $ 2.35
     Exercised                          -             -
     Cancelled                     (108,762)       $ 3.37
                                  ---------
     Balance, December 31, 1995   1,208,806        $ 2.50
     Granted                        160,000        $ 6.51
     Exercised                          -             -
     Cancelled                          -             -
                                  ---------
     Balance, December 31, 1996   1,368,806        $ 2.97
     Granted                        271,716        $12.90
     Exercised                     (137,750)       $ 2.19
     Cancelled                         (451)       $ 4.33
                                  ---------
     Balance, December 31, 1997   1,502,321        $ 4.82
                                  =========

     At December 31, 1997, there were 609,929 shares of common stock reserved for the granting of additional options.

                                                  December 31,
                                             ---------------------
                                                1997        1996
                                             ---------   ---------
     Options exercisable                     1,144,355   1,192,806
     Weighted average exercise
      price of options exercisable               $2.86       $2.57
     Weighted average fair value per share
      of options granted during the year         $7.33       $2.87

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                   Options Outstanding                   Options Exercisable
------------------------------------------------------  ----------------------
                                 Weighted-
                                  Average    Weighted-               Weighted-
                      Number     Remaining    Average      Number     Average
    Range of       Outstanding  Contractual   Exercise  Exercisable  Exercise
 Exercise Prices   at 12/31/97     Life        Price    at 12/31/97    Price
-----------------  -----------  -----------  ---------  -----------  ---------
 $1.33 to $2.67       325,762       5.6         $1.33      325,762     $1.33
 $3.00 to $4.00       748,843       2.0         $3.07      748,843     $3.07
 $5.81 to $7.00       156,000       6.5         $6.52       55,750     $6.52
$8.00 to $12.00         7,500       9.1         $8.00         -          -
$12.88 to $17.50      264,216       3.8        $13.04       14,000    $12.88
                    ---------                            ---------
$1.33 to $17.50     1,502,321       3.9         $4.83    1,056,474     $2.99
                    =========                            =========

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

8. Income Taxes

     At December 31, 1997, the Company had a deferred tax asset of approximately $6,185,000 primarily attributable to net operating loss carryforwards. The deferred tax asset has been fully reserved by a valuation allowance of the same amount.

     The net operating loss carryforwards at December 31, 1997 totaling approximately $15,300,000 will expire if not used by the period from 2007 through 2012 and may be limited by United States federal tax law as a result of future changes in ownership.

9. Commitments

  Leases

     The Company leases office facilities in New York from a related party. The Company has leases for office space and laboratory facilities in New Jersey, which expire in December, 1998. The lease for the laboratory facilities includes provisions requiring the Company to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts. The Company also leases equipment and automobiles at locations in New York and New Jersey.

     The Company has entered into a 10 year office lease agreement, and will be relocating to expanded facilities in June, 1998. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997:

     Year ending December 31,
     ------------------------
     1998                    $  455,115
     1999                       564,245
     2000                       555,810
     2001                       551,040
     2002                       517,605
     2003 and beyond          2,691,600
                             ----------
                             $5,335,415
                             ==========

     Rent expense for the years ended December 31, 1996 and 1997 was $83,028 and $129,089 respectively, and $289,572 for the period from June 9, 1992 (inception) to December 31, 1997.

  Patent License Agreements

     In June 1992, the Company entered into a patent licensing agreement with the ADAHF, the holder and/or the applicant for the patents for certain Amorphous Calcium Compounds ("ACC"). The agreement, as modified, grants the Company the exclusive United States license to manufacture and sell dentifrices, chewing gum, food and confection formulated according to the patented process in return or royalty payments to the licensor. In November 1992, the Company entered into an exclusive international patent licensing agreement which, as modified, granted the Company patent license rights in Austria, Belgium, Canada, China, Denmark, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Monaco, the Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Taiwan and the United Kingdom. The grants extend to improvements in patent compounds and utilities in dentifrices, chewing gum, food and confectionery products developed by the ADAHF.

     The exclusive United States license has been granted for an initial term from the date of the agreement until three years following the physical and chemical stabilization of the formula in a commercially viable product and following the first Food and Drug Administration ("FDA") approval necessary to market any ACC products in their

                                 ENAMELON, INC.
                          (A development stage company)

                    Notes to Financial Statements - Continued

commercially viable form to professionals or the general public. The foreign license expires upon the earlier of the termination of the United States license or the expiration of the foreign patents licensed thereunder. The licenses are renewable in four year increments for the life of the ACC patents subject to minimum royalty payment terms, and to a third party to use ACC in products other than dentifrices, chewing gum, food and confection, then such third party must share with the Company the costs associated with the foreign patent applications. If the Company sublicenses a foreign patent, it will pay to the ADAHF twenty-five percent of the gross income resulting from such sublicenses actually received by the Company.

10. Employment and Consulting Agreements

     The Company currently has employment agreements with five officers. Such agreements vary in length from one to five years and expire at various dates through 2001. Annual salaries (subject to adjustment) committed under the terms of existing employment contracts total $715,267, $577,500, $417,500 and $75,000 in the years ended December 31, 1998, 1999, 2000 and 2001 respectively. In additional, the five officers receive options under the Company's stock option plans and share in an annual bonus pool equal to 5% of the Company's net income before expenses (as defined) established under the terms of the Company's Incentive Compensation Program.

     Under the terms of the employment agreement with the Company's Chairman and Chief Executive Officer (the "CEO"), if the CEO opposes a change in control of the Company (as defined) and thereafter elects to terminate his employment with the Company, he is entitled to receive either (a) 2.9 times the sum of his current base annual salary ($250,000 as of December 31, 1997) plus any amounts due him under the Company's Incentive Compensation Plan ($0 as of December 31,
1997), if the Company's Board of Directors opposed the change of control, or (b)
2.5 times the same total compensation if the Company's Board of Directors voted in favor of the change of control. The CEO is entitled to 50% of the amounts allocated to the Company's Incentive Compensation Plan.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 31, 1998                     ENAMELON, INC.

                                        By:       /s/ DR. STEVEN R. FOX
                                                    Dr. Steven R. Fox,
                                            Chairman of the Board of Directors
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature          Title                            Date

 /s/ DR. STEVEN R. FOX    Chairman of the Board of         March 31, 1998
   Dr. Steven R. Fox       Directors and Chief Executive
                           Officer (Principal Executive
                           Officer)

    /s/ EDWIN DIAZ        Treasurer, Vice President -      March 31, 1998
      Edwin Diaz           Finance and Chief Financial
                           Officer (Principal Financial
                           Officer)

/s/ RICHARD A. GOTTERER   Director                         March 31, 1998
  Richard A. Gotterer

  /s/ ERIC D. HORODAS     Director                         March 31, 1998
    Eric D. Horodas

 /s/ DR. S.N. BHASKAR     Director                         March 31, 1998
   Dr. S.N. Bhaskar

  /s/ DR. BERT GASTER     Director                         March 31, 1998
    Dr. Bert Gaster

                                  Exhibit Index

   Exhibit No.                  Description
   -----------                  -----------

      3.1   Certificate of Incorporation of the Registrant, as amended. (1)
      3.2   Amended and Restated By-Laws of the Registrant. (1)
      4.1   Specimen Copy of Stock Certificate for shares of Common Stock. (1)
      4.2 Form of Registration Rights Agreement between the Registrant and certain purchasers of units. (1)
     10.1 Restated Patent License Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 24, 1995. (1)
     10.2 Amendment Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 12, 1995. (1)
     10.3 Restated Foreign Patent License Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of November 18, 1992. (1)
     10.4 Foreign License Amendment Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 14, 1995. (1)
     10.5   The Registrants' 1997 Incentive Stock Option Plan.(3)
     10.6   The Registrant's 1993 Stock Option Plan. (1)
     10.7   The Registrant's Incentive Compensation Plan. (1)
     10.8 Employment Agreement between the registrant and Dr. Steven R. Fox, as amended as of June 15, 1996. (1)
     10.9   Amended and Restated Employment Agreement between the Registrant and
            D. Brooks Cole dated as of June 1, 1995. (1)
     10.10 Employment Agreement between the Registrant and Norman Usen and Nu-Products dated as of May 1, 1995. (1)
     10.11 Employment Agreement between the Registrant and Anthony E. Winston dated as of January 17, 1995. (1)
     10.12 Employment Agreement between the Registrant and Edwin Diaz dated July 29, 1996. (1)
     10.13 Amendment, dated January 1, 1997, to Employment Compensation Agreement between the Registrant and D. Brooks Cole.(1)
     10.14 Amendment, dated January 16, 1997, to Employment Agreement between the Registrant and Anthony Winston.(2)
     10.15 Amendment, dated July 1, 1997, to Employment Agreement between the Registrant and Norman Usen.(4)
     10.16  Lease Agreement with Elaine Fox dated December 19, 1995. (1)
     10.17 Lease Agreement with Unum Life Insurance Company of America dated December 27, 1993. (1)
     10.18 Lease Agreement with East Brunswick Woods Associates, L.P. dated November 1995. (1)
     21.1   Subsidiaries of the Registrants - (1)
     23.1   Consent of Independent Public Accountants.
     27.1   Financial Data Schedule

     (1) Incorporated herein by reference from Exhibits to Registrant's Registration Statement on Form S-1 (File No. 333-06455), declared effective on October 24, 1996.

     (2) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     (3) Incorporated herein by reference from Exhibits to Registrant's Registration Statement on Form S-1 (File No. 333-31163), declared effective on August 11, 1997.

     (4) Incorporated herein by reference from Exhibits to Registrant's Registration Statement on Form S-1 (File No. 333-35187), declared effective on October 16, 1997.

     (b) Reports on Form 8-K