Form 10QSB
period 1998-03-31
ENAMELON INC
filed 1998-05-12
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                   Form 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 1998

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

                                Yes /X/    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date 10,159,146 shares of common stock, $.001 par value as of May 4, 1998.

Transitional Small Business Disclosure Format (check one):

                                Yes / /    No /X/

Part I Financial Information
Item 1.  Financial Statements

                                 Enamelon, Inc.
                                  Balance Sheet

                                                              March 31, 1998
                                                            -------------------
Assets                                                        (unaudited)

Current:
   Cash and cash equivalents...............................   $  7,027,551
   Short-term investments..................................     28,695,783
   Inventory...............................................      2,504,318
   Accounts receivable.....................................      1,068,522
   Prepaid expenses and other assets.......................        233,460
                                                              ------------
     Total current  assets.................................     39,529,634

Equipment, less accumulated depreciation of
   $281,957................................................      2,810,445
Intangible assets, less accumulated amortization of
   $67,143.................................................        660,273
Other assets ..............................................         15,231
                                                               -----------
Total assets                                                   $43,015,583
                                                               ===========
Liabilities and Stockholders' Equity
   Current liabilities:

   Account payable.........................................    $ 3,463,531
   Accrued expenses........................................      2,325,103
                                                               -----------
     Total current liabilities.............................      5,788,634
                                                               -----------
Commitments
Stockholders' equity
   Preferred stock, $0.01 par value - shares
     authorized 5,000,000; none issued or outstanding......            --
   Common stock, $0.001 par value - shares
     authorized 20,000,000;  issued and
     outstanding; 10,121,641...............................         10,122
   Additional paid-in capital..............................     56,627,854
   Accumulated deficit.....................................   ( 19,411,027)
                                                               -----------
     Total stockholders' equity............................     37,226,949
                                                               -----------
Total liabilities and stockholders' equity                     $43,015,583
                                                               ===========
                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                             Statement of Operations

                                   (Unaudited)

                                                       Three months ended
                                                             March 31,
                                                     --------------------------
                                                          1998        1997
                                                          ----        ----


Net sales...........................................    $1,713,410  $        --
Cost of sales.......................................     1,009,032           --
                                                       -----------  -----------
   Gross profit.....................................       704,378           --
                                                       -----------  -----------

Operating expenses:

   Marketing and selling.............................    3,564,247      853,018
   Research and testing..............................      684,145      746,056
   Administrative and other..........................      915,401      481,252
                                                       -----------  -----------
                                                         5,163,793    2,080,326

Operating loss.......................................    4,459,415    2,080,326

Interest and dividend income.........................     (511,073)    (130,956)
                                                       -----------  -----------
Net loss.............................................  $(3,948,342) $(1,949,370)
                                                       ===========  ===========
Net loss per common share, basic.....................  $     (0.39) $     (0.28)
                                                       ===========  ===========
Weighted average common shares outstanding, basic....   10,026,704    6,900,378
                                                       ===========  ===========

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                       Statements of Stockholders' Equity


                                           Common Stock            Additional                            Total
                                           ------------             paid-in        Accumulated        stockholders'
                                      Shares       Par value        capital          deficit            equity
                                      ------       ---------        -------          -------            ------
Balance, December 31, 1997           9,965,996      $ 9,966       $56,259,052      $(15,462,685)      $ 40,806,333

Warrants exercised                     155,645          156           368,802                --            368,958

Net loss (unaudited)                        --           --                --        (3,948,342)        (3,948,342)
                                   -----------      -------       -----------      ------------       ------------
Balance, March 31, 1998             10,121,641      $10,122       $56,627,854      $(19,411,027)      $ 37,226,949
                                    ==========      =======       ===========      ============       ============


                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                       Three months ended
                                                                                            March 31,

                                                                                 ---------------------------------
                                                                                     1998               1997
                                                                                     ----               ----
Cash flows from operating activities:

    Net loss..................................................................   $ (3,948,342)     $(1,949,370)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Depreciation and amortization........................................         96,513           16,097
      Change in operating assets and liabilities:
         Increase in short-term investments...................................    (10,800,676)              --
         Increase in accounts receivable......................................       (823,916)              --
         Decrease in prepaid expenses and other assets........................          9,289           83,057
         Increase in inventory................................................     (1,252,111)        (146,943)
         Increase in accounts payable and accrued expenses....................      2,424,724          631,216
                                                                                 ------------      -----------
         Net cash used in operating activities................................    (14,294,519)      (1,365,943)
                                                                                 ------------      -----------
Cash flows from investing activities:

    Purchases of equipment....................................................       (426,595)        (554,290)
    Patents, trademarks and licenses..........................................       (199,901)         (22,921)
                                                                                 ------------      -----------
         Net cash used in investing activities................................       (626,496)        (577,211)
                                                                                 ------------      -----------
Cash flows from financing activities:

    Proceeds from sale of common stock........................................        368,962              --
    Offering costs............................................................        (45,350)       (122,423)
                                                                                 ------------      ----------
         Net cash provided by (used in) financing activities..................        323,612        (122,423)
                                                                                 ------------      ----------
Net decrease in cash and cash equivalents.....................................    (14,597,403)     (2,065,577)
Cash and cash equivalents, beginning of period................................     21,624,954      11,389,894
                                                                                 ------------      ----------
Cash and cash equivalents, end of period......................................   $  7,027,551      $9,324,317
                                                                                 ============      ==========

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

1.       Statement of information furnished

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended March 31, 1998 are not necessarily indicative of results for the entire year.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form10-KSB.

2.       Inventory

         Inventory is summarized as follows:             March 31,
                                                           1998

         Raw materials                                   $  1,028,651
         Work in progress                                     227,187
         Finished goods                                     1,248,480
                                                         ============
                                                         $  2,504,318
                                                         ============


3.       Earnings per share

                  Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings Per Share," which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. In accordance with this statement, basic loss per share for the quarters ended March 31, 1998 and 1997 was calculated by dividing net loss by the weighted average number of common shares outstanding, which amounted to 10,026,704 and 6,900,378 respectively. Diluted loss per share has not been presented since the effect of dilutive shares is antidilutive in both periods.

4.       Recent Accounting Standards

                  In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for years beginning after December 15, 1997. In February 1998, the FASB issued SFAS 132 "Employers Disclosures about Pensions and other Post-Retirement Plans". The statement is effective in 1998. The Company will be reviewing these statements to determine the applicability to the Company, if any.

                                 Enamelon, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)
                                   (Continued)

5.       Subsequent Event

                  In April 1998, the Company entered into an amendment to its license agreement with the American Dental Association Health Foundation (the "ADAHF"), which was originally signed in June 1992 and which was subsequently restated and amended and further amended in June 1995 (as amended, the "License Agreement"). The License Agreement grants the Company a fully-paid exclusive United States license to manufacture and sell toothpastes and chewing gum and other food and confectionery products ("Exclusive Products") using the ADAHF Patented Technology. Under the License Agreement, beginning in 1998 the Company will be required to pay a fixed annual royalty of $400,000 through 2008 with respect to all Company sales of Exclusive Products (whether or not they rely upon the ADAHF Patented Technology) up to $100 million in that year and an additional fixed royalty of $200,000 with respect to all Company sales of Exclusive Products exceeding $100 million in that year. The Company has the right to sublicense or assign all or any part of its rights under the License Agreement, but will continue to be liable for payment of the fixed royalties regardless of such sublicense or assignment. The term of the License Agreement expires upon the last to expire of the ADAHF Patent Rights, including any continuations, divisions, reexaminations, extensions or releases thereof.

                  In April 1998, the Company also entered into an amendment to its foreign license agreement with the ADAHF, which was originally signed in November 1992 and subsequently restated and amended and further amended in June 1995 (as amended, the "Foreign License Agreement"). The Foreign License Agreement grants the Company an exclusive license to manufacture and sell Exclusive Products using technology that is the subject matter of foreign patent applications filed by the ADAHF in certain foreign countries. In addition, the Foreign License Agreement grants the Company the non-exclusive right to manufacture and sell other products in such countries using the technology that is the subject of such foreign patent applications, including oral sprays, mouth rinses and professional gels (collectively, "Non-Exclusive Products"). The Company's payment of royalties under the License Agreement will constitute a fully-paid license under the Foreign License Agreement with respect to the Exclusive Products. Under the Foreign License Agreement, the Company is required to pay 7% of net sales of Non-Exclusive products (4% if such sales are made by an entity that enters into a joint venture with the Company and bears the costs of prosecution of foreign patent applications).

         Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997.

General

         The Company was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies.

         The Company began to test market Enamelon toothpaste in several representative markets in March 1997. Test marketing and additional clinical human studies to establish additional marketing claims for consumers and dentists continued throughout 1997 and the national distribution of Enamelon(R) anticavity fluoride toothpaste began in the first quarter of 1998. As a result, the Company emerged from the development stage. The Company expects to continue to incur operating losses through 1999 and may require additional financing to continue its operations.

Results of Operations

Three Months ended March 31, 1998 Compared to Three Months ended March 31, 1997

         Net sales for the three months ended March 31, 1998 were approximately $1,713,000 resulting in a gross profit of approximately $704,000. The gross profit for the quarter was affected by manufacturing inefficiencies resulting from increased production for the national distribution of Enamelon(R) anticavity fluoride toothpaste. The Company believes that gross profit will improve as sales and manufacturing volume increase.

         Total operating expenses were approximately $5,164,000 for the three months ended March 31, 1998, compared to approximately $2,080,000 for the same period in the prior year, an increase of $3,083,000. This increase was primarily the result of higher marketing and selling expenses, which increased by $2,711,000, and higher administrative and other expenses, which increased by $434,000. These increases were partially offset by lower research and testing expenses, which decreased by $62,000. The Company anticipates that total expenses will increase over the next few years as the Company increases its product development, manufacturing and marketing activities. Such increased business activities will require additional personnel and payments to third parties.

         Marketing and selling expenses increased from $853,000 in 1997 to

$3,564,000 in 1998 as a result of advertising and promotion expenses to launch the Company's toothpaste product into the national market.

         Research and testing expenses decreased from $746,000 in 1997 to $684,000 in 1998 primarily as a result of conversion from pilot plant manufacturing in 1997 to full-scale manufacturing in 1998.

         Administrative and other expenses increased from $481,000 in 1997 to $915,000 in 1998 primarily attributable to increased payroll, benefits, consulting and other administrative office expenses, which resulted from the Company's expanded operations.

         These increases were offset in part by $380,000 of additional interest and dividend income.

Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock, its initial public offering of Common Stock totaling approximately $16.1 million, net of expenses, and a second public offering totaling approximately $26.3 million, net of expenses. At March 31, 1998, the Company had cash and cash equivalents and marketable securities of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

approximately $35.7 million and working capital of $33.7 million. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of March 31, 1998.

         Since its inception and through March 31, 1998, the Company had incurred losses aggregating approximately $19.4 million and had available net operating loss carryforwards as of December 31, 1997 of approximately $15.3 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2012 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1999 while it continues clinical testing and initial toothpaste marketing efforts. In March 1997, the Company began to test market Enamelon(3) all family toothpaste in selected United
States markets. The Company believes that such test marketing was successful and began a national roll-out of this product in the first quarter of 1998.

         Since its inception and through March 31, 1998, the Company had paid approximately $3,092,000 for the purchase of equipment and approximately $680,000 for costs associated with obtaining patents, trademarks and licensing rights. The Company intends to use approximately $1.3 million of its cash to purchase additional manufacturing equipment for the production of the Company's patented split system toothpaste tube and for high-speed filling equipment, and for computer equipment and software to support operations.


         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that cash on hand, together with its projected cash flow from operations, if any, will be sufficient to finance its working capital and other requirements through 1999. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate the commercial introduction of its toothpaste product and otherwise reduce the proposed operations.

         The foregoing discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and in the Company's Form 10-KSB for the year ended December 31, 1997. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause actual results to differ materially include, but are not limited to, the following: acceptance of the Company's products by consumers; the Company's ability to procure additional financing from time to time as necessary to maintain its operations until it becomes profitable; changes in Food and Drug Administration and Federal Trade Commission regulations as they apply to the Company's products; and challenges to patents either licensed to or held directly by the Company. Those and other risks are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Effect of New Accounting Pronouncement

         In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for years beginning after December 15, 1997. In February 1998, the FASB issued SFAS 132 "Employers Disclosures about Pensions and other Post-Retirement Plans". The statement is effective in 1998. The Company will be reviewing these statements to determine the applicability to the Company, if any.
Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

          10.1 Lease Agreement with Cedar Brook Corporate Center, L.P. dated February 24, 1998

          10.2 Amended Lease Agreement with Cedar Brook Corporate Center, L.P. dated April 29, 1998


          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

         On April 14, 1998 the Registrant filed a Report on Form 8-K dated April 6, 1998, reporting that it had entered into an Amendment to Restated Patent License Agreement and an Amendment to Restated Foreign Patent License Agreement, both with the American Dental Association Health Foundation. (Item 5)

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Enamelon, Inc.


Date     May 11, 1998                    By /S/ Dr. Steven R. Fox
    --------------------                    ---------------------
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            (Principal Executive Office)

Date     May 11, 1998                    By /S/ Edwin Diaz
    --------------------                    --------------
                                            Vice President-Finance,
                                            Chief Financial Officer and
                                            Treasurer