Form 10QSB
period 1998-06-30
ENAMELON INC
filed 1998-08-14
CIK 910168

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
------------------------------------------------------------------------------

                                  Form 10-QSB

( X) Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


For the Quarterly Period ended June 30, 1998

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

                         Yes      X       No
                            -----------      ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date 10,236,904 shares of common stock, $.001 par value as of July 24, 1998.

Transitional Small Business Disclosure Format (check one):

                         Yes             No      X
                            -----------      ----------

Part I Financial Information

Item 1.  Financial Statements


                                Enamelon, Inc.
                                 Balance Sheet

                                                                June 30, 1998
                                                                 (unaudited)

Assets
Current:
  Cash and cash equivalents...................................   $   7,782,157
  Short-term investments......................................      21,828,033
  Inventory...................................................       4,300,551
  Accounts receivable.........................................       1,650,712
  Prepaid expenses and other assets...........................         353,760
                                                                 -------------
    Total current assets......................................      35,915,213

Equipment, less accumulated depreciation of $392,407..........       2,876,769

Intangible assets, less accumulated amortization of $83,797...         737,478

Other assets..................................................         158,670

Total assets                                                      $ 39,688,130
                                                                  ============

Liabilities and Stockholders' Equity
Current liabilities:
  Account payable.............................................    $  6,037,715
  Accrued marketing...........................................       4,799,213
  Accrued expenses............................................       1,488,893
                                                                  ------------
    Total current liabilities.................................      12,325,821
                                                                  ------------
Commitments

Stockholders' equity
  Preferred stock, $0.01 par value-shares
    authorized 5,000,000; none issued or
    outstanding...............................................              --

  Common stock, $0.001 par value-shares
    authorized 30,000,000; issued and outstanding;
    10,202,027................................................          10,202
  Additional paid-in capital..................................      56,843,022
  Accumulated deficit.........................................     (29,490,915)
                                                                  ------------
    Total stockholders' equity................................      27,362,309
                                                                  ------------
Total liabilities and stockholders' equity                        $ 39,688,130
                                                                  ============

                See accompanying notes to financial statements.

                                Enamelon, Inc.
                            Statement of Operations
                                  (Unaudited)

                                                       Three months ended                  Six months ended
                                                            June 30,                           June 30,
                                                -------------------------------   -------------------------------
                                                      1998          1997                1998           1997
                                                      ----          ----                ----           ----

Net sales..................................      $  2,337,546     $        --       $  4,050,956     $        --
Cost of sales..............................         1,251,160              --          2,260,192              --
                                                 ------------     -----------       ------------     -----------
Gross profit...............................         1,086,386              --          1,790,764              --
                                                 ------------     -----------       ------------     -----------

Operating expenses:
  Marketing and selling....................         9,715,334       1,520,205         13,279,581       2,373,223
  Research and testing.....................           834,945         593,344          1,519,090       1,339,400
  Administrative and other.................         1,078,006         615,975          1,993,407       1,097,227
                                                 ------------     -----------       ------------     -----------
                                                   11,628,285       2,729,524         16,792,078       4,809,850
                                                 ------------     -----------       ------------     -----------

Operating loss.............................        10,541,899       2,729,524         15,001,314       4,809,850

Interest and dividend income...............          (462,011)       (109,641)          (973,084)       (240,597)
                                                 ------------     -----------       ------------     -----------

Net loss...................................      $(10,079,888)    $(2,619,883)      $(14,028,230)    $(4,569,253)
                                                 ============     ===========       ============     ===========
Net loss per common share, basic...........      $      (0.99)    $     (0.38)      $      (1.39)    $     (0.66)
                                                 ============     ===========       ============     ===========
Weighted average common shares
  outstanding, basic.......................        10,151,121       6,982,712         10,093,093       6,941,772
                                                 ============     ===========       ============     ===========

                See accompanying notes to financial statements.

                                Enamelon, Inc.
                      Statements of Stockholders' Equity
                                  (unaudited)

                                                  Common Stock
                                                  ------------           Additional       Accumulated     Total stockholders'
                                               Shares      Par Value   paid-in capital       deficit             equity
                                               ------      ---------   ---------------       -------             ------

Balance, December 31, 1997.................   9,965,996    $  9,966      $56,259,052     $(15,462,685)      $  40,806,333
Warrants exercised.........................      76,014          76          124,523               --             124,599
Options exercised..........................     160,017         160          459,447               --             459,607
Net loss...................................          --          --               --      (14,028,230)        (14,028,230)
                                            -----------   ---------      -----------     ------------       -------------
Balance, June 30, 1998.....................  10,202,027    $ 10,202      $56,843,022     $(29,490,915)      $  27,362,309
                                            ===========   =========      ===========     ============       =============

                See accompanying notes to financial statements.

                                Enamelon, Inc.
                           Statements of Cash Flows
                                  (unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                           ------------------------------------
Cash flows from operating activities:                                            1998              1997
                                                                                 ----              ----
Net loss......................................................              $(14,028,230)      $(4,569,253)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization............................                   233,617            60,910
  Change in operating assets and liabilities:
    Short-term investments....................................                (3,932,926)               --
    Accounts receivable.......................................                (1,406,107)         (232,447)
    Prepaid expenses and other assets.........................                  (254,450)          (45,840)
    Inventory.................................................                (3,048,344)         (531,962)
    Accrued expenses and accounts payable.....................                 8,961,913         1,493,175
                                                                           -------------       -----------
      Net cash used in operating activities...................               (13,474,527)       (3,825,417)
                                                                           -------------       -----------
Cash flows from investing activities:
  Purchases of equipment......................................                  (603,368)         (686,934)
  Patents, trademarks and licenses............................                  (293,760)          (69,016)
                                                                           -------------       -----------
    Net cash used in investing activities.....................                  (897,128)         (755,950)
                                                                           -------------       -----------
Cash flows from financing activities:
  Proceeds from sale of common stock..........................                   584,208        14,248,533
  Offering costs..............................................                   (45,350)         (999,460)
                                                                           -------------       -----------
    Net cash provided by (used in) financing activities.......                   538,858        13,249,073
                                                                           -------------       -----------
Net increase (decrease) in cash and cash equivalents..........                13,842,797)         8,667,706
Cash and cash equivalents, beginning of period................                21,624,954        11,389,894
                                                                           -------------       -----------
Cash and cash equivalents, end of period......................             $   7,782,157       $20,057,600
                                                                           =============       ===========
Supplemental disclosures of noncash financing activities:
  Accrued offering costs......................................             $          --       $    86,040
                                                                           =============       ===========

                See accompanying notes to financial statements.

                                Enamelon, Inc.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

1.       Statement of information furnished

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended June 30, 1998 are not necessarily indicative of results for the entire year.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form10-KSB for the year ended December 31, 1997.

2.       Inventory

           Inventory is summarized as follows:             June 30,
                                                             1998
                                                        ------------

           Raw materials                                $   957,237
           Work in progress                                 531,031
           Finished goods                                 2,812,283
                                                        -----------
                                                        $ 4,300,551

3.       Earnings per share

                  Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings Per Share," which provides for the calculation of "Basic" and "Diluted" earnings
         (loss) per share. In accordance with this statement, basic loss per share for the quarters and six months ended June 30, 1998 and 1997 was calculated by dividing net loss by the weighted average number of common shares outstanding, which amounted to 10,151,121 and 10,093,093 for the three and six months ended June 30, 1998, respectively, and 6,982,712 and 6,941,772 for the three and six months ended June 30, 1997. Diluted loss per share has not been presented since the effect of dilutive shares is antidilutive in both periods.

4.       Recent Accounting Standards

                  In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for years beginning after December 15, 1997. In February 1998, the FASB issued SFAS 132 "Employers Disclosures about Pensions and other Post-Retirement Plans". This statement is effective in 1998. The Company will be reviewing these statements to determine the applicability to the Company, if any.

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

         The Company began to test market Enamelon(Registered) anticavity fluoride toothpaste in several representative markets in March 1997. Test marketing and additional clinical human studies to establish additional marketing claims for consumers and dentists continued throughout 1997 and the national distribution of Enamelon(Registered) anticavity fluoride toothpaste began in the first quarter of 1998. As a result, the Company emerged from the development stage. The Company expects to continue to incur operating losses through 1999 and may require additional financing to continue its operations thereafter.

Results of Operations

         Three Months ended June 30, 1998 Compared to Three Months ended June 30, 1997

         Net sales for the three months ended June 30, 1998 were approximately $2,338,000 resulting in a gross profit of approximately $1,086,000. The Company did not report net sales for the three months ended June 30, 1997 as the Company was in the development stage. Accordingly, net sales for the three months ended June 30, 1997 of approximately $331,000 were offset against marketing expenses. The gross profit for the quarter was affected by manufacturing inefficiencies resulting from increased production for the national distribution of Enamelon(Registered) anticavity fluoride toothpaste. The Company believes that gross profit will improve as sales and manufacturing volume increase.

         Total operating expenses were approximately $11,628,000 for the three months ended June 30, 1998, compared with total expenses of approximately $2,730,000 for the same period in the prior year, an increase of $8,898,000. This increase was primarily the result of higher marketing and selling expenses of $8,195,00, higher research and development expenses of $241,000, and higher administrative and other expenses of $462,000.

         Marketing and selling expenses increased from $1,520,000 to $9,715,000 primarily as a result of advertising and promotion expenses to launch the Company's toothpaste product into the national market. In the second quarter of 1998, the Company began introductory television advertising in selected markets throughout the United States. Marketing expenses for the three months ended June 30, 1997 have been offset by approximately $331,000 of revenues from Enamelon(Registered) anticavity fluoride toothpaste sold in test markets.

         Research and testing expenses increased from $593,000 to $835,000 primarily as a result of increased cost of studies from $232,000 in 1997 to $413,00 in 1998.

         Administrative and other expenses increased from $616,000 to $1,078,000 primarily attributable to increased payroll, benefits, consulting and other administrative office expenses, which resulted from the Company's expanded operations.

         Interest and dividend income increased from $110,000 in 1997 to $462,000 in 1998 primarily due to the increase in cash and cash equivalents from a private placement and a second public offering of the Company's common stock in 1997.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                  (continued)

         Six months ended June 30, 1998 compared to six months ended June 30, 1997.

         Net sales for the six months ended June 30, 1998 were approximately $4,051,000 resulting in a gross profit of approximately $1,791,000. The Company did not report net sales for the six months ended June 30, 1997 as the Company was in the development stage. Accordingly, net sales for the six months ended June 30, 1997 of approximately $346,000 were offset against marketing expenses. Gross profit for the six months was affected by manufacturing inefficiencies resulting from increased production for the national distribution of Enamelon(Registered) anticavity fluoride toothpaste. The Company believes that gross profit will improve as sales and manufacturing volume increase.

         Total operating expenses were approximately $16,792,000 for the six months ended June 30, 1998, compared with total expenses of approximately $4,810,000 for the same period in the prior year, an increase of $11,982,000. This increase was primarily the result of higher marketing and selling expenses of $10,906,000, higher research and development expenses of $180,000, and higher administrative and other expenses of $896,000.

         Marketing and selling expenses increased from $2,373,000 to $13,280,000 primarily as a result of advertising and promotion expenses to launch the Company's toothpaste product into the national markets. Marketing expenses for the six months ended June 30, 1997 were offset by approximately $346,000 of revenues from Enamelon(Registered) anticavity fluoride toothpaste sold in test markets.

         Research and development expenses increased from $1,339,000 to $1,519,000 primarily as a result of studies performed at universities and research facilities and development activities to broaden the additional marketing claims for consumers and dentists. The Company is continuing to expand its clinical testing.

         Administrative and other expenses increased from $1,097,000 to $1,993,000 primarily attributable to increased payroll and benefits, consulting and other administrative office expenses, which resulted from the Company expanded operations.

         Interest and dividend income increased from $241,000 in 1997 to $973,000 in 1998 primarily due to the increase in cash and cash equivalents from a private placement and a second public offering of the Company's common stock in 1997.

Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock, its initial public offering of Common Stock totaling approximately $16.1 million, net of expenses, and a second public offering totaling approximately $26.3 million, net of expenses. At June 30, 1998, the Company had cash and cash equivalents and short-term investments of approximately $29.6 million and working capital of $23.6 million. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of June 30, 1998.

         Since its inception and through June 30, 1998, the Company had incurred losses aggregating approximately $29.5 million and had available net operating loss carryforwards as of June 30, 1998 of approximately $29.0 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2012 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 1999 while it continues clinical testing and initial toothpaste marketing efforts. In March 1997, the Company began to test market Enamelon(Registered) anticavity fluoride

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                  (continued)

toothpaste in selected United States markets. The Company believes test marketing was successful and began a national roll-out of this product in the first quarter of 1998.

         Since its inception and through June 30, 1998, the Company had paid approximately $3,269,000 for the purchase of equipment and approximately $821,000 for costs associated with obtaining patents, trademarks and licensing rights.

         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, distribution, consumer acceptance, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that cash and cash equivalents on hand, will be sufficient to finance its operating losses, working capital and other requirements through the middle of 1999. Thereafter, or sooner if conditions necessitate, the Company may need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate new product introductions and otherwise reduce current and proposed operations.

The foregoing discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and in the Company's Form 10-KSB for the year ended December 31, 1997 and its Quarterly Report of Form 10-QSB for the three months ended March 31, 1998. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause actual results to differ materially include, but are not limited to, the following: acceptance of the Company's products by consumers; the Company's ability to procure additional financing from time to time as necessary to maintain its operations until it becomes profitable; changes in Food and Drug Administration and Federal Trade Commission regulations as they apply to the Company's products; and challenges to patents either licensed to or held directly by the Company. Those and other risks are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Effect of New Accounting Pronouncement

         In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for years beginning after December 15, 1997. In February 1998, the FASB issued SFAS 132 "Employers Disclosures about Pensions and other Post-Retirement Plans". These statements are effective in 1998. The Company will be reviewing these statements to determine the applicability to the Company, if any.

                         Part II. - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

         In April and June 1998, The Company sold 64,634 shares of Common
Stock, $.001 par value, to a director of the Company, a former director of the Company and an Investment Partnership of a law firm that represents the Company pursuant to the exercise of options at a price of $3.22 per share. No underwriters were involved in the sales. Each of the purchasers represented that he or it was acquiring the shares for investment and not with a view to distribution. The Company relied on the exemption under Section 4(2) of the Securities Act with respect to the sale of such shares.

         In May 1998, the Company issued 15,752 shares of Common Stock to a director pursuant to his conversion of warrants to purchase 21,753 shares of Common Stock at an exercise price of $3.22 per share. No underwriters were involved in the conversion. The Company relied on the exemption under Section 3(a)(9) of the Securities Act with respect to the issuance of such shares.


Item 4.  Submission of Matter to Vote of Security Holders.

         The Company held an annual meeting of its stockholders on May 19, 1998 (the "Annual Meeting".) Six matters were voted on at the Annual Meeting, as follows:

               (i) The election of nominees Dr. Steven Fox, Dr. S.N. Bhaskar, Dr. Bert D. Gaster, Mr. Richard A. Gotterer and Mr. Eric
                    D. Horodas as Directors of the Registrant until the next Annual Meeting

                                            FOR              WITHHELD/ABSTAIN
                                            ---              ----------------
          Dr. Steven Fox                 9,780,452                61,445
          Dr. S.N. Bhaskar               9,786,257                55,640
          Dr. Bert Gaster                9,771,242                70,655
          Mr. Richard Gotterer           9,780,222                61,675
          Mr. Eric Horodas               9,783,577                58,320

               (ii) To approve the amendment to the Company's Certificate of
                    Incorporation authorizing the classification of the Board of Directors into two classes.

                         FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
                         ---        -------      -------      ----------------
                      5,945,564     825,343       30,926         3,040,064

               (iii)To approve the amendment to the Company's Certificate of
                    Incorporation authorizing the Board of Directors to adopt, amend or repeal By-Laws.

                         FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
                         ---        -------      -------      ----------------
                      5,980,150     782,797       38,886         3,040,064

                         Part II. - Other Information
                                 (continued)


               (iv) To approve the amendment to the Company's Certificate of
                    Incorporation to increase the number of authorized shares from 20,000,000 to 30,000,000 shares.

                         FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
                         ---        -------      -------      ----------------
                      9,573,318     253,560       15,019             0

               (v) To approve an amendment to the Company's By-Laws to provide for notification of Directors' nominations by stockholders.

                         FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
                         ---        -------      -------      ----------------
                      6,071,586     705,998       24,249         3,040,064

               (vi) The ratification of the appointment of BDO Seidman, LLP as the Registrant's independent public auditors for the fiscal year ending December 31, 1998. The votes were cast for this matter as follows:

                         FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
                         ---        -------      -------      ----------------
                      9,803,695     21,933        16,269             0

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

           3.1 Certificate of Amendment to the Certificate of Incorporation

           3.2 Certificate of Elimination

           3.3 Amended and Restated By-Laws

          27.1 Financial Data Schedule

     (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Enamelon, Inc.

Date     August 14, 1998                  By /s/ Dr. Steven R. Fox
    -----------------------                  ----------------------------------
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer
                                          (Principal Executive Office)


Date     August 14, 1998                  By /s/ Edwin Diaz
    --------------------                     ----------------------------------
                                          Vice President-Finance,
                                          Chief Financial Officer and
                                          Treasurer