Form 10QSB/A
period 1998-06-30
ENAMELON INC
filed 1998-09-29
CIK 910168

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
------------------------------------------------------------------------------


                                Form 10-QSB/A


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

                                Enamelon, Inc.
                           Statements of Cash Flows
                                  (unaudited)


                                                                                    Six months ended
                                                                                        June 30,
                                                                           ------------------------------------
Cash flows from operating activities:                                            1998              1997
                                                                                 ----              ----
Net loss......................................................              $(14,028,230)      $(4,569,253)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization............................                   223,617            60,910
  Change in operating assets and liabilities:
    Short-term investments....................................                (3,932,926)               --
    Accounts receivable.......................................                (1,406,107)         (232,447)
    Prepaid expenses and other assets.........................                  (254,450)          (45,840)
    Inventory.................................................                (3,048,344)         (531,962)
    Accrued expenses and accounts payable.....................                 8,961,913         1,493,175
                                                                           -------------       -----------
      Net cash used in operating activities...................               (13,484,527)       (3,825,417)
                                                                           -------------       -----------
Cash flows from investing activities:
  Purchases of equipment......................................                  (603,368)         (686,934)
  Patents, trademarks and licenses............................                  (293,760)          (69,016)
                                                                           -------------       -----------
    Net cash used in investing activities.....................                  (897,128)         (755,950)
                                                                           -------------       -----------
Cash flows from financing activities:
  Proceeds from sale of common stock..........................                   584,208        14,248,533
  Offering costs..............................................                   (45,350)         (999,460)
                                                                           -------------       -----------
    Net cash provided by (used in) financing activities.......                   538,858        13,249,073
                                                                           -------------       -----------
Net increase (decrease) in cash and cash equivalents..........                13,842,797)         8,667,706
Cash and cash equivalents, beginning of period................                21,624,954        11,389,894
                                                                           -------------       -----------
Cash and cash equivalents, end of period......................             $   7,782,157       $20,057,600
                                                                           =============       ===========
Supplemental disclosures of noncash financing activities:
  Accrued offering costs......................................             $          --       $    86,040
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

Date  September 29, 1998                  By /s/ Dr. Steven R. Fox
    -----------------------                  ----------------------------------
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer
                                          (Principal Executive Office)


Date  September 29, 1998                  By /s/ Edwin Diaz
    --------------------                     ----------------------------------
                                          Vice President-Finance,
                                          Chief Financial Officer and
                                          Treasurer