Form 10QSB
period 1998-09-30
ENAMELON INC
filed 1998-11-16
CIK 910168

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
------------------------------------------------------------------------------

                                  Form 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 1998

(   )  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from                to
                              ----------------  -----------------

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

                       Yes     X        No
                           ----------     -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date 10,239,780 shares of common stock, $.001 par value as of October 30, 1998.

Transitional Small Business Disclosure Format (check one):

                       Yes              No     X
                           ----------     -----------

Part I Financial Information
Item 1.  Financial Statements

                                Enamelon, Inc.
                                 Balance Sheet

                                                                               September 30,
                                                                               -------------
                                                                                   1998
                                                                                   ----
                                                                                (unaudited)
Assets
Current:
  Cash and cash equivalents...................................               $   2,812,569
  Short-term investments......................................                  17,092,108
  Inventory...................................................                   3,190,501
  Accounts receivable.........................................                   3,739,462
  Prepaid expenses and other assets...........................                     331,840
                                                                             -------------
    Total current assets......................................                  27,166,480

Equipment, less accumulated depreciation of $497,690..........                   2,809,095

Intangible assets, less accumulated amortization of $93,190....                    795,347

Other assets...................................................                    168,670
                                                                             -------------

Total assets                                                                 $  30,939,592
                                                                             =============

Liabilities and Stockholders' Equity
Current liabilities:
  Account payable..............................................              $   2,627,578
  Accrued marketing............................................                  8,009,844
  Accrued expenses.............................................                  2,475,480
                                                                             -------------
    Total current liabilities..................................                 13,112,902
                                                                             -------------

Commitments

Stockholders' equity
  Preferred stock, $0.01 par value-shares
    authorized 5,000,000; none issued or outstanding...........                         --
  Common stock, $0.001 par value-shares
    authorized 30,000,000; issued and outstanding; 10,239,780..                     10,240
  Additional paid-in capital...................................                 56,913,026
  Accumulated deficit..........................................                (39,096,576)
                                                                             -------------
    Total stockholders' equity.................................                 17,826,690
                                                                             -------------

Total liabilities and stockholders' equity                                   $  30,939,592
                                                                             =============

               See accompanying notes to financial statements.

                                Enamelon, Inc.
                            Statement of Operations
                                  (Unaudited)

                                                        Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                ---------------------------------- ----------------------------------
                                                      1998             1997              1998             1997
                                                      ----             ----              ----             ----
Net sales..............................         $   4,943,965             $        $   8,994,921      $          --
                                                                         --
Cost of sales..........................             2,286,882            --            4,546,899                 --
                                                -------------   -----------        -------------      -------------
   Gross profit........................             2,657,083            --            4,448,022                 --
                                                -------------   -----------        -------------      -------------

Operating expenses:
  Marketing and selling................            10,749,269     1,649,801           24,028,850          4,020,813
  Research and testing.................               794,796       711,343            2,313,887          2,052,953
  Administrative and other.............             1,062,629       587,912            3,056,207          1,685,139
                                                -------------   -----------        -------------      -------------
    Total operating expenses                       12,606,694     2,949,056           29,398,944          7,758,905
                                                -------------   -----------        -------------      -------------

Operating loss.........................            (9,949,611)   (2,949,056)         (24,950,922)        (7,758,905)

Interest and dividend income...........               343,948       252,551            1,317,031            493,147
                                                -------------   -----------        -------------      -------------

Net loss...............................         $  (9,605,663)  $(2,696,505)       $ (23,633,891)     $  (7,265,758)
                                                =============   ===========        =============      =============

Net loss per common share, basic.......         $       (0.94)  $     (0.33)       $       (2.33)     $       (0.99)
                                                =============   ===========        =============      =============

Weighted average common shares
outstanding, basic.....................            10,233,124     8,101,386           10,140,283          7,332,558
                                                =============   ===========        =============      =============

               See accompanying notes to financial statements.

                                Enamelon, Inc.
                      Statements of Stockholders' Equity
                                  (unaudited)

                                                  Common Stock           Additional       Accumulated     Total stockholders'
                                               Shares       Par Value  paid-in capital      deficit             equity
                                               ------       ---------  ---------------      -------             ------
Balance, December 31, 1997.........            9,965,996    $   9,966  $56,259,052        $ (15,462,685)   $  40,806,333
Warrants exercised.................               81,469           82      124,518                   --          124,600
Options exercised..................              192,315          192      529,456                   --          529,648
Net loss...........................                   --           --           --          (23,633,891)     (23,633,891)
                                              ----------    ---------  -----------        -------------    --------------
Balance, September 30, 1998........           10,239,780    $  10,240  $56,913,026        $ (39,096,576)   $  17,826,690
                                              ==========    =========  ===========        =============    ==============

               See accompanying notes to financial statements.

                                Enamelon, Inc.
                           Statements of Cash Flows
                                  (unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                           ------------------------------------
                                                                                 1998              1997
                                                                                 ----              ----
Cash flows from operating activities:
Net loss.............................................................      $(23,633,891)       $  (7,265,758)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization..................................           355,264             102,638
      Loss on disposal of furniture and fixtures.....................            37,178                  --
  Change in operating assets and liabilities:
    Short-term investments...........................................           802,999                  --
    Accounts receivable..............................................        (3,494,856)           (201,095)
    Prepaid expenses and other assets................................          (242,530)            (16,192)
    Inventory........................................................        (1,938,294)           (804,742)
    Accrued expenses and accounts payable............................         9,748,992           1,701,153
                                                                           ------------        ------------
      Net cash used in operating activities..........................       (18,365,138)         (6,483,996)
                                                                           ------------        ------------

Cash flows from investing activities:
  Purchases of equipment.............................................          (695,187)           (938,886)
  Patents, trademarks and licenses...................................          (360,962)            (91,747)
                                                                           ------------        ------------
    Net cash used in investing activities............................        (1,056,149)         (1,030,633)
                                                                           ------------        ------------

Cash flows from financing activities:
  Proceeds from sale of common stock.................................           654,252          14,248,533
  Offering costs.....................................................           (45,350)         (1,022,609)
                                                                           ------------        ------------
    Net cash provided by (used in) financing activities..............           608,902          13,225,924
                                                                           ------------        ------------

Net increase (decrease) in cash and cash equivalents.................       (18,812,385)          5,711,295
Cash and cash equivalents, beginning of period.......................        21,624,954          11,389,894
                                                                           ------------        ------------
Cash and cash equivalents, end of period.............................      $  2,812,569        $ 17,101,189
                                                                           ============        ============

Supplemental disclosures of noncash financing activities:
  Accrued offering costs.............................................      $         --        $      7,191
                                                                           ============        ============

               See accompanying notes to financial statements.

                                Enamelon, Inc.
                       Notes To The Financial Statements
                                  (unaudited)

1. Statement of information furnished

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended September 30, 1998 are not necessarily indicative of results for the entire year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form10-KSB for the year ended December 31, 1997.

2. Inventory

         Inventory is summarized as follows:           September 30,
                                                           1998
                                                     ------------------

           Raw materials                                     1,479,302
           Work in progress                                    536,797
           Finished goods                                    1,174,402
                                                     -----------------
                                                           $ 3,190,501

3. Earnings per share

         Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings Per Share," which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. In accordance with this statement, basic loss per share for the quarters and nine months ended September 30, 1998 and 1997 was calculated by dividing net loss by the weighted average number of common shares outstanding, which amounted to 10,233,124 and 10,140,283 for the three and nine months ended September 30, 1998, respectively, and 8,101,386 and 7,332,558 for the three and nine months ended September 30, 1997, respectively. Diluted loss per share has not been presented since the effect of dilutive shares is antidilutive in all periods.

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

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Item 2.

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

         The Company began to test market Enamelon(R) anticavity fluoride toothpaste in several representative markets in March 1997. Test marketing and additional clinical human studies to establish additional marketing claims for consumers and dentists continued throughout 1997 and the national distribution of Enamelon(R) anticavity fluoride toothpaste began in the first quarter of 1998. As a result, the Company emerged from the development stage. The Company expects to continue to incur operating losses through 1999 and may require additional financing to continue its operations thereafter.

Results of Operations

         Three Months ended September 30, 1998 Compared to Three Months ended September 30, 1997

         Net sales for the three months ended September 30, 1998 were approximately $4,944,000 resulting in a gross profit of approximately $2,657,000. The Company did not report net sales for the three months ended September 30, 1997 as the Company was in the development stage. Accordingly, net sales for the three months ended September 30, 1997 of approximately $361,000 were offset against marketing expenses. The increase in net sales is the result of the national distribution and growing consumer acceptance of the Company's toothpaste as a result of coordinated marketing efforts including a new television commercial, a successful coupon event in late August 1998 as well as other promotional programs. While the company will continue its marketing efforts there can be no assurance that the increased in sales levels will be sustained.

         Total operating expenses were approximately $12,607,000 for the three months ended September 30, 1998, compared with total expenses of approximately $2,949,000 for the same period in the prior year, an increase of $9,658,000. This increase was primarily the result of increases in marketing and selling expenses of $9,099,000, research and development expenses of $84,000, and administrative and other expenses of $475,000.

         Marketing and selling expenses increased from $1,650,000 to $10,749,000 primarily as a result of advertising and promotion expenses to launch the Company's toothpaste product into the national market. In the third quarter of 1998, the Company continued television advertising in selected markets throughout the United States. Marketing expenses for the three months ended September 30, 1997 were offset by approximately $361,000 of revenues from Enamelon anticavity fluoride toothpaste sold in test markets.

         Research and testing expenses increased from $711,000 to $795,000 primarily as a result of increased personnel costs associated with new product development.

         Administrative and other expenses increased from $588,000 to $1,063,000 primarily attributable to increased payroll, benefits, consulting and other administrative office expenses, which resulted from the Company's expanded operations.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                  (continued)

Interest and dividend income increased from $252,000 in 1997 to $344,000 in 1998 primarily due to the increase in cash and cash equivalents from a second public offering of the Company's common stock in October 1997.

         Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

         Net sales for the nine months ended September 30, 1998 were approximately $8,995,000 resulting in a gross profit of approximately $4,448,000. The Company did not report net sales for the nine months ended September 30, 1997 as the Company was in the development stage. Accordingly, net sales for the nine months ended September 30, 1997 of approximately $693,000 were offset against marketing expenses. Gross profit for the nine months ended was affected by manufacturing inefficiencies experienced during the first six months of 1998 resulting from increased production for the national distribution of Enamelon(R) anticavity fluoride toothpaste. The Company experienced improved gross profit for the third quarter as sales and manufacturing volume increased. The Company believes that as sales and manufacturing volume increase its gross profit will continue to improve.

         Total operating expenses were approximately $29,399,000 for the nine months ended September 30, 1998, compared with total operating expenses of approximately $7,759,000 for the same period in the prior year, an increase of $21,640,000. This increase was primarily the result of increases in marketing and selling expenses of $20,008,000, research and development expenses of $261,000, and administrative and other expenses of $1,371,000.

         Marketing and selling expenses increased from $4,021,000 to $24,029,000 primarily as a result of advertising and promotion expenses to launch the Company's toothpaste product into national markets. Marketing expenses for the nine months ended September 30, 1997 were offset by approximately $693,000 of revenues from Enamelon anticavity fluoride toothpaste sold in test markets.

         Research and development expenses increased from $2,052,000 to $2,314,000 primarily as a result of studies performed at universities and research facilities and development activities to broaden the additional marketing claims for consumers and dentists and for personnel costs associated with the company's new product development. The Company is continuing to expand its clinical testing.

         Administrative and other expenses increased from $1,685,000 to $3,056,000 primarily attributable to increased payroll and benefits, consulting and other administrative office expenses, which resulted from the Company expanded operations.

         Interest and dividend income increased from $493,000 in 1997 to $1,317,000 in 1998 primarily due to the increase in cash and cash equivalents from a private placement and a second public offering of the Company's common stock in 1997.

Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock, its initial public offering of Common Stock totaling approximately $16.1 million, net of expenses, and a second public offering totaling approximately $26.3 million,

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                  (continued)

net of expenses. At September 30, 1998, the Company had cash and cash equivalents and short-term investments of approximately $19.9 million and working capital of $14.1 million. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of September 30, 1998.

         Since its inception and through September 30, 1998, the Company had incurred losses aggregating approximately $39.1 million and had available net operating loss carryforwards as of September 30, 1998 of approximately $29.9 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2013 and may be limited by United States federal tax law as a result of future changes in ownership. In March 1997, the Company began to test market Enamelon anticavity fluoride toothpaste in selected United States markets. The Company believes test marketing was successful and began a national roll-out of this product in the first quarter of 1998. The Company will continue to support its national roll-out through the first half of 1999. The Company expects to continue to incur operating losses at least through 1999 while it continues clinical testing and initial toothpaste marketing efforts.

         Since its inception and through September 30, 1998, the Company had paid approximately $3,306,000 for the purchase of equipment and approximately $889,000 for costs associated with obtaining patents, trademarks and licensing rights.

         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, distribution, consumer acceptance, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. The Company currently estimates that cash and cash equivalents on hand will be sufficient to finance its operating losses, working capital and other requirements through the middle of 1999. Thereafter, or sooner if conditions necessitate, the Company will need to raise additional funds through public or private financings. If adequate funds are not available, then the Company may be required to delay, reduce the scope of, or eliminate new product introductions and otherwise reduce current and proposed operations.

         The foregoing discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and in the Company's Form 10-KSB for the year ended December 31, 1997 and its Quarterly Report of Form 10-QSB for the three months ended March 31, 1998 and June 30, 1998. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause actual results to differ materially include, but are not limited to, the following: acceptance of the Company's products by consumers; the Company's ability to procure additional financing from time to time as necessary to maintain its operations until it becomes profitable; the inherent limitation of market research and accuracy of syndicated data purchased by the Company; changes in Food and Drug Administration and Federal Trade Commission regulations as they apply to the Company's products; and challenges to patents either licensed to or held directly by the Company. Those and other risks are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and its registration statements on Form S-1 with the Securities and Exchange Commission.

Year 2000 Compliance

         The Company has reviewed its manufacturing and resource planning software and current operating system and believes that they are Year 2000 compliant. The Company primarily utilizes operating systems obtained from Microsoft, which the Company believes, based on information provided by Microsoft, are Year 2000 compliant. While no material issues have been found to date, the Company cannot fully predict the effects of failure of these third party products to be year 2000 compliant. The Company believes that none of the Company's equipment is

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                  (continued)

date sensitive or otherwise uses embedded computer chips. Accordingly, the Company does not believe that embedded chip technology will present any Year 2000 issues. However the Company is also checking its equipment to verify this as part of its overall year 2000 program. The Company expects that the costs of achieving internal Year 2000 compliance will not have a material adverse impact on results of operations, liquidity or capital resources.

         The Company has not formally contacted suppliers or customers to assess the readiness of their computer systems for the year 2000. The Company plans to initiate efforts by the end of 1998 to evaluate the Year 2000 issue as it relates to principal third parties, primarily customers and suppliers. These efforts are expected to include written questionnaires sent to major customers and suppliers that will help the Company predict the effect and risk of their failure to be Year 2000 compliant.

         The Company is continuing the evaluation of its information technology systems and equipment to determine those systems and equipment that are not Year 2000 compliant. While management has not currently formulated formal contingency plans to handle unexpected and non-contemplated Year 2000 problems, it intends to review the need for such a plan as the millennium shift approaches. However, based on the results of its evaluations to date, the Company does not anticipate the need for such a plan nor that the cost associated with Year 2000 issues will have a material impact on its financial position, results of operations or liquidity. While the Company believes its efforts are adequate to address its Year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies will be converted on a timely basis and will not have a material adverse affect on the Company's operations.

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

                         Part II. - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

         In July and August 1998, the Company sold 5,455 shares of Common Stock, $.001 par value, to a finder in connection with one of the Company's financings, pursuant to the exercise of warrants with a stated exercise price of $3.22 per share. The purchaser forfeited 10,545 warrants in lieu of cash to acquire these shares. No underwriters were involved in the sales. The purchaser represented that he was acquiring the shares for investment and not with a view to distribution. The Company relied on the exemptions under Sections 3(a)(9) and 4(2) of the Securities Act with respect to the sale of such shares.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

             27.1 Financial Data Schedule

     (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Enamelon, Inc.

Date     November 13, 1998                       By /S/ Edwin Diaz
    ----------------------                          --------------
                                                 Vice President-Finance,
                                                 Chief Financial Officer and
                                                 Treasurer