Form 10KSB
period 1998-12-31
ENAMELON INC
filed 1999-03-29
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

For the fiscal year ended December 31, 1998

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X No    .
            --   --
     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB [ ]

     Revenues for the fiscal year ended December 31, 1998:  $14,302,137

     As of the close of business on March 17, 1999, there were outstanding 10,285,253 shares of registrant's Common Stock. The approximate aggregate market value (based upon the closing sale price of such stock) of these shares held by non-affiliates of the registrant as of March 17, 1999 was $42,354,731.

         Transitional Small Business Disclosure Format (check one) Yes   No X
                                                                      --   --
                       Documents Incorporated By Reference

         Part III of the Annual Report on Form 10-KSB is herein incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.


ENAMELON, INC.
FORM 10-KSB ANNUAL REPORT--1998
TABLE OF CONTENTS



PART I                                                                                                PAGE
------                                                                                                ----

Item    1.           Description of Business...................................................          1
Item    2.           Description of Property...................................................         15
Item    3.           Legal Proceedings.........................................................         15
Item    4.           Submission of Matters to a Vote of Security Holders.......................         15

PART II

Item    5.           Market for Common Equity and Related Stockholder Matters..................         16
Item    6.           Management's Discussion and Analysis or Plan  of Operations...............         17
Item    7.           Financial Statements .....................................................         21
Item    8.           Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure....................................................         21

PART III

Item    9.           Directors, Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act.......................         22
Item   10.           Executive Compensation....................................................         22
Item   11.           Security Ownership of Certain Beneficial Owners and Management............         22
Item   12.           Certain Relationships and Related Transactions............................         22
Item   13.           Exhibits and Reports on Form 8-K..........................................         23


                                     PART I



ITEM  1.          DESCRIPTION OF BUSINESS

General

       Enamelon, Inc. (the "Company") develops and markets over-the-counter oral care products that help stop cavities before they begin. The Company's products are based on proprietary formulations and technologies that have been shown in laboratory and human studies to enhance remineralization of tooth enamel and to prevent early stage tooth decay. The Company's toothpastes contain the active ingredient sodium fluoride in a formulation with calcium and phosphate ions, to enhance the remineralization of tooth enamel. The Company launched its initial product, Enamelon(R) all-family toothpaste, in test markets in March 1997 and began the product's national introduction in the first quarter of 1998. The Company expects to launch Enamelon(R) Calcium Whitening System toothpaste, its second product, nationally in the second quarter of 1999.

       The Company holds licenses from the American Dental Association Health Foundation to use patented technology relating to a method for oral use of various amorphous calcium phosphate compounds that enhance the natural activity of fluoride to prevent tooth decay. The ADAHF has granted the Company the following licenses:

o exclusive United States and foreign licenses to develop, manufacture and market toothpaste and chewing gum and other food and confectionery products using the ADAHF's patented technology and

o a non-exclusive international license covering oral spray, mouth rinse, professional gel products and all other products not covered by the Company's exclusive licenses using the ADAHF's patented technology.

The ADAHF has also granted SmithKline Beecham Corp. a non-exclusive international license of the ADAHF's patented technology covering the same products as the Company's non-exclusive international license. SmithKline also obtained from the ADAHF an exclusive United States license covering oral spray, mouth rinse, professional gel products, and all other products not covered by the Company's exclusive United States license. The Company is required to pay the ADAHF royalties under its license agreements.

       The Company itself has developed patented and other proprietary technologies relating to the prevention of tooth decay before it begins. Through February 1999, it had been granted eleven patents, nine United States patents for methods and materials that supply soluble calcium and phosphate salts to teeth to enhance remineralization, and two patents for its dual-chamber tube, which is used to dispense Enamelon(R) toothpastes. In addition, the Company has patent applications pending in the United States with respect to additional aspects of its proprietary technology and has filed similar patent applications that are also pending in foreign jurisdictions.

       The Company's objective is to become a leading marketer of a variety of oral care products based on the ADAHF's patented technology and the Company's own proprietary technology (together, the "Enamelon Licensed and Proprietary Technologies").

The significant events in the Company's progress to date include the following:

o In 1992, the Company was organized and received from the ADAHF exclusive United States and foreign licenses for toothpaste and chewing gum and other food and confectionery products, and a non-exclusive international license for products not covered by the exclusive licenses. See "ADAHF Patents and Licenses."

o In January 1995, the Company conducted successful laboratory tests of a prototype formulation using the Enamelon Licensed and Proprietary Technologies at the Oral Health Research Institute of Indiana University.

o In June 1996, the Company commenced preliminary intra-oral and clinical studies of its toothpaste intended to establish additional advertising claims.

o In October 1996, the Company completed its initial public offering of 1,700,000 shares of its common stock at $7.00 per share, receiving net cash proceeds of approximately $10.4 million.

o In November 1996, the Company was granted its first patent and has been granted 10 additional patents through February 1999, all of which relate to its proprietary technology. See "Patents, Trademarks and Other Proprietary Information."

o In March 1997, the Company initiated marketing activities for Enamelon(R) all-family toothpaste in selected United States markets.

o In June 1997, the Company completed a private placement of 1,080,000 shares of common stock at $13.00 per share, receiving net cash proceeds of approximately $13.1 million.

o In October 1997, the Company completed a public offering of 1,725,000 shares of common stock at $16.50 per share, receiving net cash proceeds of approximately $26.3 million.

o During the first quarter of 1998, the Company began to introduce Enamelon(R) all-family toothpaste nationally. In April 1998, it launched a nationwide television and print advertising campaign.

o In September 1998, the Company received approval to market Enamelon(R) all-family toothpaste in Canada.

o In December 1998, the Company completed the private placement of 500 shares of series B convertible preferred stock, receiving gross cash proceeds of $5,000,000.

o In February 1999, the Company hired Kim Hardingham as its President and Chief Operating Officer, and in July 1998, it hired Louis Machin as its Vice President-Sales.

         During the second quarter of 1999, the Company expects to launch Enamelon(R) Calcium Whitening System toothpaste to supermarkets, drug chains and mass merchandisers. In addition, the Company is continuing to conduct laboratory and intra-oral and human clinical studies to establish support for additional advertising claims directed to both consumers and the dental community.

         The worldwide toothpaste market is estimated to exceed $5.0 billion in annual retail sales. Annual United States toothpaste sales in 1998 have been estimated at $1.6 billion and are projected to reach $2.0 billion by 2003. Over the last five years, the toothpaste market has become segmented, as new, premium-priced products offering benefits such as tartar control or whitening or containing ingredients such as baking soda have steadily attracted consumers away from older, more mature products.

Technology

         Every time people eat, their teeth lose small amounts of calcium and phosphate, the major structural ingredients of tooth enamel. This demineralization process begins with the formation of plaque on and between teeth. Plaque is a soft, sticky film that contains a high concentration of bacteria that causes an oral disease called caries, which causes tooth decay. Demineralization continues when acids produced by the cariogenic bacteria in plaque dissolve and remove small amounts calcium and phosphate from the enamel on the outside of the tooth and, often, from the tooth's dentin, which is under the enamel.

         Saliva naturally contains microscopic, electrically-charged calcium and phosphate particles called ions that fight this demineralization process. Remineralization occurs when the calcium and phosphate lost during demineralization are replaced with the calcium and phosphate ions dissolved in saliva. The presence of fluoride in the saliva is also known to facilitate remineralization of calcium and phosphate. In the 1950's, scientists determined that adding fluoride as the active ingredient to toothpaste improves remineralization. As an active ingredient, fluoride is responsible for the therapeutic remineralizing activity of fluoride toothpaste. However, remineralization by fluoride toothpastes is limited by the amounts of calcium and phosphate ions normally present in the saliva. If the daily amount of demineralization is not balanced by the daily amount of remineralization, there will be a net mineral loss from the tooth. If this process continues, the tooth structure will collapse and a cavity will form. Only a dentist can repair a cavity.

         The Company's toothpastes simultaneously supply the active ingredient, sodium fluoride, and assured concentrations of ions of the inactive ingredients calcium and phosphate in a dissolved, or soluble, form during brushing. The Company's research studies have demonstrated that Enamelon(R) toothpaste enhances remineralization with a high level of fluoride, calcium and phosphate uptake and that the tooth structure has been strengthened and hardened. This makes the tooth less porous and more resistant to attacks by acids from decay-causing bacteria.

Strategy

         The Company's objective is to develop a variety of oral care, chewing gum and other food and confectionery products that are based on the Enamelon Licensed and Proprietary Technologies and help prevent tooth decay at its earliest stage. The Company has developed a strategic plan to accomplish this goal. The Company's primary strategies are to:

o Continue Marketing and Expand Distribution of Enamelon(R) toothpaste. The Company intends to continue executing its marketing and distribution programs to expand distribution of Enamelon(R) all- family toothpaste to drugstores, mass merchandisers, and supermarkets.

o    Launch Enamelon(R) Calcium Whitening System Toothpaste and Other
     New Products. The Company is currently focusing on the launch of its Enamelon(R) Calcium Whitening System toothpaste in the second quarter of 1999. The Company has an aggressive new products program underway and expects to introduce several line extensions that are consistent with market trends and exploit the

     Company's remineralization technology. These new products include a toothpaste for sensitive teeth and a gel toothpaste.

o Continue Marketing to Dental Professionals. The Company's goal is to continue to build awareness of the Enamelon Licensed and Proprietary Technologies and its products in the dental community. The Company will continue its efforts in educating the dental community regarding the proven therapeutic benefits of Enamelon(R) toothpaste.

o Broaden Product Claims. The Company believes that a broadened and heightened understanding of the technology required for effective remineralization of tooth enamel will lead to a stronger competitive position. It is conducting intra-oral and human clinical studies to establish additional promotional claims to be directed to both consumers and the dental community.

o Obtain the ADA Seal of Approval. The Company expects to file an application for the American Dental Association Seal of Approval for Enamelon(R) all-family toothpaste in the second quarter of 1999. It believes that the ADA Seal of Approval will enhance the standing of Enamelon(R) all-family toothpaste with both the dental community and consumers.

o Collaborate with Corporate Partners in Certain Product Areas and International Markets. The Company intends to seek domestic and international strategic alliances with consumer product companies that will assist in the marketing and manufacturing of oral care products outside of the United States.

o Capitalize on Additional Commercial Applications. The Company believes that products such as chewing gum, mouthwash, dental floss, lozenges, mints and professional products may provide benefits similar to those of its toothpastes and represent large potential markets for the application of the Enamelon Licensed and Proprietary Technologies.

Products

         The Company has introduced toothpaste as its initial product line. The Company also is exploring application of the Enamelon Licensed and Proprietary Technologies to food and confectionery products, which it intends to develop after the national introduction of Enamelon(R) all-family toothpaste, Enamelon(R) Calcium Whitening System toothpaste and various line extensions.

 Toothpastes

         All-Family Toothpaste. The Company's introductory product, Enamelon(R) all-family fluoride toothpaste, provides the active ingredient sodium fluoride and is formulated to help stop cavities before they begin and to enhance remineralization of tooth enamel. Product development activities for the Company's all-family toothpaste were completed at the end of 1996. The Company introduced this toothpaste into test markets consisting of approximately 5% of United States households in early 1997. During 1998, the Company successfully launched Enamelon(R) all-family toothpaste nationally.

         Toothpaste Line Extensions. An integral part of building the Enamelon(R) brand involves product line extensions, which help create a greater retail shelf presence. The Company chose Enamelon(R) Calcium Whitening System toothpaste, which both whitens and strengthens tooth enamel, for its first line extension. It expects to launch this product through a national media campaign in the second quarter of

1999. Other toothpaste line extensions, such as a toothpaste for sensitive teeth and a gel toothpaste, are expected to be introduced as product development is completed.

Dual-Chamber Tube

         In order to dispense its toothpaste products, the Company has developed a patented dual- chamber toothpaste tube that simultaneously dispenses two formulations. The tube's dual chambers maintain separation between the two component formulations until they are dispensed onto a toothbrush. Unlike presently used dual-chamber toothpaste dispensing systems, which employ expensive pumps, the Company's tube was designed to be filled with conventional high-speed tube filling equipment, thus making the cost lower than other dual-chamber toothpaste dispensing systems. The dual-chamber tube may also have commercial applications outside of the toothpaste field.

Additional Potential Products

         The Company has initiated product development activities for a range of new products based on the Enamelon Licensed and Proprietary Technologies. In particular, the Company has targeted the chewing gum market, because it believes that chewing gum represents an attractive delivery system for the Enamelon Licensed and Proprietary Technologies in a market that has been estimated to exceed $2.0 billion of United States retail sales in 1998. The Company is developing a prototype chewing gum and is exploring strategic alliances with major confectionery manufacturers for marketing, sales and distribution of a chewing gum in the United States and international markets. The Company believes that a chewing gum formulated using the Enamelon Licensed and Proprietary Technologies may reduce the demineralizing effects of plaque acids through the increased stimulation of saliva and by adding calcium and phosphate ions to saliva. Accordingly, the Company believes that its proposed chewing gum may be a beneficial supplement to brushing. FDA regulations, however, may limit claims that the Company can make for its proposed chewing gum.

         The Company also believes that the use of the Enamelon Licensed and Proprietary Technologies in other food and confectionery products, such as lozenges or mints, can provide benefits similar to those in the Company's toothpaste and other proposed oral care products. The Company has begun to evaluate the possible uses of the Enamelon Licensed and Proprietary Technologies in these products and intends to explore such applications following the commercialization of its toothpastes.

         The Company is also pursuing the development of other oral care products, including mouthwash and professional gels for foreign markets and professional dentifrices for both the domestic and foreign markets. The Company believes that these products will compliment its existing products and broaden its position in the oral care category.

Marketing

         The Company's national marketing strategy aims to create brand awareness and generate trial among consumers by promoting its proprietary technology and the therapeutic benefits of its products. To differentiate its products from other competing toothpaste and oral care products, the Company has positioned them to emphasize their advanced technologies and remineralizing and whitening qualities. The Company uses daytime and primetime television advertising, national spot radio, consumer sampling programs and distribution of coupons by mail and Sunday newspaper supplements to educate consumers and create demand.

         The Company is also targeting the dental profession to create awareness of its remineralization technology and products. To implement this strategy, the Company frequently places technical articles in professional journals, attends professional conventions and develops direct response programs directed to dentists and dental hygienists for distribution of patient samples. The Company believes that these programs have been well received and that the long-term benefits of professional endorsements for its products are significant. One independent awareness and usage study showed that awareness of Enamelon(R) toothpaste among dental professionals is positive. Over 80% of all dentists surveyed were aware of Enamelon(R) toothpaste, and over 70% rated Enamelon(R) toothpaste as a good, very good or excellent dentifrice.

Markets and Customers

         Toothpaste is generally sold to consumers by supermarkets and other food stores, mass merchandisers and drug stores. Supermarkets accounted for approximately 47% of all U.S. toothpaste sales in 1998, while mass merchandisers accounted for 34% and drug stores accounted for 19%. The Company uses independent brokers to make sales of Enamelon(R) toothpastes to these retailers. In 1998 and early 1999, the Company hired a Vice President-Sales and three regional sales managers to coordinate and manage the activities of the brokers that sell Enamelon(R) toothpastes. In the four weeks ended January 3, 1999, the Company had distribution of Enamelon(R) all-family toothpaste in 89% of all drug stores, 63% of all supermarkets, and 67% of all mass merchandisers. Representative customers are set forth below.

                            Representative Customers

Mass Merchandisers           Drug Chains          Super Markets
------------------           -----------          -------------

Wal-Mart                     CVS                  Kroger

K-Mart                       Rite-Aid             Safeway

Target                       Duane Reade          Albertson's Inc.

BJ's Wholesale Club          Eckerd Drug          Publix Supermarket Inc.

No customer accounted for more than 10% of the Company's sales in 1998.

Research and Development

         The Company operates a research and development facility in Cranbury, New Jersey. The Company's research and development relate to technology, formulation, flavor, packaging and process development, and stability and safety evaluations. In addition, the Company sponsors research related to efficacy testing at leading universities and outside research facilities.

         Before the market introduction of Enamelon Licensed and Proprietary toothpaste, the Company conducted laboratory studies to assess the effectiveness of the Enamelon Licensed and Proprietary Technologies. The studies generally demonstrated that prototype toothpaste formulations using the Enamelon Licensed and Proprietary Technologies resulted in increased hardness and fluoride uptake over that obtained by the prevailing industry standard. One laboratory study demonstrated that daily treatment with a prototype formulation of Enamelon(R) toothpaste over a two-week period reduced interproximal lesions, spots between teeth where tooth decay was beginning. While the formulations used in the foregoing tests differ from the final formulation of Enamelon(R) toothpaste, similar ingredients are used in the final formulation, and the Company believes that the results of similar laboratory studies with the final formulation would not differ significantly from those described above.

         The Company has additional research supporting the current formulation of Enamelon(R) all-family toothpaste. Dental research scientists have published 24 studies on Enamelon(R) toothpaste at international dental research meetings. The Company believes that approximately ten peer-reviewed articles will also be published in a special edition of the Journal of Clinical Dentistry. This research serves as a source of information that demonstrates to the dental profession the therapeutic benefits of Enamelon(R) toothpaste. The Company also expects to use the results of these studies to expand advertising claims for its products directed to consumers.

         The Company's research team is preparing an application to the ADA for its Seal of Approval for Enamelon(R) all-family toothpaste, which it expects to submit in the second quarter of 1999. The Company believes that the ADA Seal of Approval will enhance the standing of Enamelon(R) all-family toothpaste among the dental community as well as consumers. There can be no assurance, however, that the ADA will approve the Company's application and award its Seal of Approval to Enamelon(R) all-family toothpaste.

         Notwithstanding the foregoing, the results of the Company's studies to date are not necessarily indicative of the results that will be obtained in future studies. Some human studies are being conducted under substantially different conditions from those of the prior tests, and there can be no assurance that these studies will support additional advertising claims, including comparative claims. While studies to date support the claims being made for Enamelon(R) toothpaste, there can be no assurance that additional studies will be supportive, that additional claims can be made for the product, or that the Enamelon Licensed and Proprietary Technologies can be applied in other oral care products. Furthermore, the Company may not be able to sell some of its other proposed products to the public in compliance with the U.S. Food and Drug Administration Monograph described below under "Government Regulation". Products not covered by the Anticaries Monograph may be subject to other FDA requirements, which could require additional testing and could limit the claims that could be made for those products.

         The current focus of the Company's toothpaste development program is on innovative toothpaste line extensions, such as Enamelon(R) Calcium Whitening System toothpaste. The Company has also begun to conduct research on methods for employing the Enamelon Licensed and Proprietary Technologies in other oral care products, such as chewing gum, that it will seek to market. However, the formulations of the Company's toothpaste products and other proposed products constantly change as dictated by consumer testing and research and development.

         From the Company's inception to December 31, 1998, the Company spent approximately $8,691,329 on its research and development activities, including $3,215,831 for the year ended December 31, 1998. The Company expects the level of its research and development expenses to increase in the future.

Manufacturing

         The Company's present strategy is to outsource the manufacture of its toothpastes to experienced, FDA-registered contract manufacturers. The Company believes that outsourcing provides greater long-term flexibility, requires a lower initial capital investment in facilities, and avoids recruiting, training and supervising a large manufacturing staff. The current contract manufacturer for the Company's toothpaste is West Pharmaceutical Services, Inc.

         The Company's patented dual-chamber system required the design of specialized assembly and filling equipment. Working closely with equipment manufacturers, the Company modified existing commercial equipment and completed new designs where required. The Company's tooling is currently used to produce the tube shoulders and the plastic divider that separates the two formulations in the Company's toothpastes. The Company owns all of the manufacturing equipment and tooling, which is used by its contract manufacturers at their facilities.

         The Company purchases conventional toothpaste tubes, decorated with the Enamelon(R) design, and converts them into the dual-chamber system by inserting the custom-designed divider into the tube. This sub-assembly work is performed by several contract manufacturers, other than West, on high speed insertion and sealing equipment specifically designed for this task. The tubes, ready for filling, are then shipped to West.

         The Company and West have developed a dedicated, state-of-the-art production line in West's Lakewood, N.J. facility. West receives raw materials ordered by the Company and is responsible for compounding these ingredients and filling them on Company-owned, high-speed tube filling and cartoning production lines. In addition to West's quality control inspections, raw materials and finished product are closely monitored by Company quality assurance personnel to insure the finished product meets all required specifications.

         The Company currently has three manufacturing lines available for operation, which have a total annual capacity of approximately 30 million tubes. In addition, West has installed blending and storage facilities and has created a filling area to support the Company's packaging and filling equipment. The Company believes that the new blending equipment will provide sufficient capacity, in a highly cost effective manner, to meet anticipated current and future needs.

         The Company believes that its ownership of manufacturing equipment and tooling will provide greater long-term flexibility, permitting it to change manufacturers or even to commence its own manufacturing operations. The Company has identified other FDA-registered manufacturers that it can use if West's capacity becomes insufficient to satisfy demand or if West otherwise becomes unavailable to manufacture the product.

         The Company uses one principal supplier for toothpaste tubes, cartons and each of the ingredients used in formulating Enamelon(R) toothpastes. Those products, however, are generally available from a number of other suppliers. The Company has identified several other suppliers of those items, which it can use if its principal suppliers become unavailable or their capacity is insufficient to satisfy the Company's demand. Although the Company maintains inventories of the supplies required to manufacture Enamelon(R) toothpastes, shortages of materials or changing suppliers could result in delays in manufacturing, increased costs and shortages of the Company's products.

         In connection with the foreign marketing of its toothpaste products, as well as domestic and foreign marketing of its other proposed products, the Company may seek to sublicense the Enamelon Licensed and Proprietary Technologies to, or enter into joint ventures or strategic partnerships with, major consumer product companies or other third parties. Manufacturing arrangements for those products are likely to be reflected in any agreements establishing the relationships and may place primary manufacturing responsibilities on others.

         The Company operates a pilot plant facility in Cranbury, New Jersey, that has limited blending and filling capacity. Its purpose is to develop manufacturing and filling methods and procedures, prior to full scale manufacturing. In addition, the pilot plant will be used to produce products for research studies and develop new products using the Enamelon Licensed and Proprietary Technologies.

Competition

The United States toothpaste industry is dominated by the following brands:

o         Procter & Gamble Co.'s Crest

o         Colgate-Palmolive Company's Colgate

o         SmithKline's Aquafresh

o         Chesebrough-Ponds USA Co.'s Mentadent

o         Church & Dwight Co., Inc.'s Arm & Hammer Dental Care

o         Block Drug Co., Inc.'s Sensodyne

The industry is led by Colgate-Palmolive Co., which established its position as the market leader during 1998.

         Although the toothpaste market is mature, in recent years new products have captured market share from established brands. Market share gains have been achieved by higher priced, more therapeutically oriented new products with unique marketing positions. Consequently, the Company believes that its focus on remineralization of tooth enamel and its proprietary technology will capture consumer and professional interest.

         If the Company attempts to market a chewing gum using the Enamelon Licensed and Proprietary Technologies, then it will be entering another highly competitive industry. The chewing gum market in the United States is dominated by several major competitors, including Wm. Wrigley Jr. Co., Warner-Lambert Company and RJR Nabisco, Inc. In addition, Church & Dwight recently introduced Arm & Hammer Baking Soda Chewing Gum, which it claims will aid in removing plaque from teeth. This chewing gum is being displayed on retailers' shelves with oral care products rather than other chewing gums. The Company believes that its other competitors will also introduce chewing gums that make oral-care claims. Accordingly, competition in this category should become even stronger in the future.

         The Company also intends to compete in other food and confectionery categories. If the Company sublicenses the Enamelon Licensed and Proprietary Technologies to or enters into joint ventures or strategic partnerships with major consumer products companies for any of those products, it may be aligning itself with one or more of its major competitors instead of competing with them. The Company will also be required to comply with applicable FDA regulations, which may limit the claims that may be made for those products and restrict the Company's ability to compete effectively.

         Additionally, the Company is pursuing the development of its rights to manufacture and market products using the Enamelon Licensed and Proprietary Technologies, including mouth rinses and professional gels, outside of the United States. The international markets for these products are in many ways similar to the United States markets in that consumers are becoming increasingly aware of the importance of oral hygiene. Product innovation with emphasis on therapeutic benefits is continuous. The Company's competition in markets outside the United States will vary by product and from country to country. However, in general, such markets tend to be highly competitive and dominated by large multinational and domestic corporations. The Company does not presently have the resources necessary to compete on a global scale and intends to seek corporate partners and/or negotiate license agreements with companies that have the resources to compete effectively in foreign markets. Although the Company will attempt to form strategic alliances with global companies, it may also seek to negotiate on a country-by-country basis with major regional companies, as necessary or appropriate.

ADAHF Patents and Licenses

         The patent rights licensed to the Company by the ADAHF together with the Company's own patents are material to the Company's business. The ADAHF patent rights licensed to the Company relate to five United States patents. Three of the issued patents relate to formulations, applicable to toothpastes, chewing gums, mouth rinses and professional gels, containing or capable of producing Amorphous Calcium Phosphate, Amorphous Calcium Carbonate Phosphate and Amorphous Calcium Phosphate Fluoride, as well as the application of these formulations to teeth. The other two patents relate to Amorphous Calcium Phosphate Carbonate Fluoride and Amorphous Calcium Fluoride compounds and other technology not covered in the first three United States patents.

United States License Agreement

         In April 1998, the Company entered into an amendment to its License Agreement with the ADAHF, which was originally signed in June 1992 and was subsequently restated and amended and further amended in June 1995. The License Agreement, as amended, grants the Company a fully-paid, exclusive United States license to manufacture and sell toothpastes and chewing gum and other food and confectionery products ("Exclusive Products") using the ADAHF's patented technology. Under the License Agreement, the Company is required to pay a fixed annual royalty of $400,000 through 2008 with respect to all Company sales of Exclusive Products up to $100 million in that year and an additional fixed royalty of $200,000 with respect to all Company sales of Exclusive Products exceeding $100 million in that year. Company sales of all Exclusive Products are included in calculating the royalty, regardless of whether they use the ADAHF's patented technology. The Company has the right to sublicense or assign all or any part of its rights under the License Agreement, but will continue to be liable for payment of the fixed royalties regardless of such sublicense or assignment. The term of the License Agreement expires upon the last to expire of the ADAHF's patents, including any continuations, divisions, reexaminations, extensions or releases thereof.

         The License Agreement provides that improvements that are used with or that require use of Exclusive Products that embody material claimed in the ADAHF's patents, as well as any improvements and inventions that are made jointly by the Company and the ADAHF that do not relate to remineralization or commercialization of Exclusive Products or of the subject matter of the ADAHF's patents, will be owned by the ADAHF and licensed to the Company at no additional cost. The Company has the right to veto the ADAHF's grant to third parties of licenses relating to improvements and inventions that are developed in part by the Company.

         The ADAHF's patents may claim the effectiveness of ingredients that do not fall under the FDA's toothpaste Monograph. However, Enamelon(R) toothpaste does not rely on those ingredients as active ingredients, but relies only on sodium fluoride as the sole active ingredient.

 Foreign License Agreement

         In April 1998, the Company entered into an amendment to its Foreign License Agreement with the

ADAHF, which was originally signed in November 1992 and subsequently restated and amended and further amended in June 1995. The Foreign License Agreement grants the Company an exclusive license to manufacture and sell Exclusive Products using technology that is the subject matter of foreign patent applications filed by the ADAHF in specified foreign countries. It also grants the Company the non-exclusive right to manufacture and sell in those countries other products using that technology, including oral sprays, mouth rinses and professional gels ("Non-Exclusive Products"). The Company's payment of royalties under the License Agreement described above will also constitute a fully-paid license under the Foreign License Agreement with respect to the Exclusive Products. Under the Foreign License Agreement, the Company is required to pay a royalty of 7% of net sales of Non-Exclusive Products using the licensed technology. The royalty for Non-Exclusive Products will be reduced to 4% if sales are made by an entity that enters into a joint venture with the Company and bears the costs of prosecution of foreign patent applications. The Foreign License Agreement expires upon the earlier of the termination of the License Agreement or the expiration of the last to expire of any foreign patent licensed under the Foreign License Agreement or the abandonment or lapse of all foreign patents and applications. The ADAHF may abandon or permit the lapse of all foreign patent applications and foreign patents and retains the authority to make all final decisions controlling patent prosecution and maintenance. If the ADAHF abandons or permits the foreign patent applications or foreign patents to lapse, competitors would be free to manufacture and sell products using the ADAHF's patented technology that could compete with the Company's toothpaste or other proposed products in those countries.

         During the term of the Foreign License Agreement, the Company has an option and right of first refusal to license future patent applications made and patents issued with respect to ADAHF's patent rights in those jurisdictions not presently covered by the License Agreement or the Foreign License Agreement. If the Company exercises its rights, the license will be exclusive with respect to the Exclusive products. Before granting a license to a third party for those products in a new jurisdiction, the ADAHF must first notify the Company, which will then have the right to obtain a license for that jurisdiction on terms consistent with the Foreign License Agreement. If the Company does not exercise its option and the ADAHF does not license its patent rights in that jurisdiction to a third party, the Company will have a continuing option to license the ADAHF's patent rights in that jurisdiction on terms consistent with the Foreign License Agreement until the ADAHF licenses those rights to a third party.

         The Company presently is the licensee under the Foreign License Agreement of certain ADAHF Patent Rights under patent applications pending in six foreign jurisdictions. Patent applications made in certain other foreign jurisdictions, however, have been abandoned, and the other pending foreign patent applications with respect to the ADAHF's patent rights may also be abandoned. Nevertheless, the Company believes that its filing of patent applications with respect to the Company's own patent rights in any foreign jurisdictions in which patent applications have been abandoned and the subsequent issuance of patents to the Company in those jurisdictions will be adequate to preclude other manufacturers from using the Company's remineralizing technologies to manufacture and sell oral care products in those jurisdictions. It is possible, however, that patents will not issue in those jurisdictions or that manufacturers outside of the United States will infringe the Company's patent rights or challenge their validity.

         The License Agreement and the Foreign License Agreement provides that the Company may assign or sublicense its rights under its licenses with respect to the Exclusive Products without the consent of the ADAHF, provided that the Company will continue to remain liable for payment of royalties under the License Agreement. In addition, the ADAHF has waived any claim to ownership rights in any of the Company's patents, and the Company has agreed not to sue the ADAHF or any licensee of the ADAHF licensed to use the ADAHF patents for infringement of the Company's patents, unless the infringement constitutes a beach of the Company's exclusive license under the two license agreements. Finally, the License Agreement and Foreign License Agreement are both subject to

o licenses granted to the United States government, which are not transferable for non-commercial purposes and

o rights retained by the ADAHF to make and use its inventions for research and testing, but not to sell or use them commercially in fields licensed exclusively to the Company.

         The ADAHF has made no representation or warranty, express or implied, with respect to the efficacy or possible commercial exploitation of the Company's proposed products.

ADAHF Licenses to SmithKline

         The Company was notified in July 1995 that the ADAHF had entered into a license agreement with SmithKline for exclusive rights in the United States for oral sprays, mouth rinse, professional gels and all other products using the ADAHF's patented technology, except toothpastes, chewing gum and other food and confectionery products. The ADAHF also granted SmithKline a non-exclusive license to manufacture and sell those products in foreign jurisdictions where the ADAHF had filed patent applications for its patented technology. SmithKline's rights under that license are co-extensive with the non-exclusive rights granted to the Company under the Foreign License Agreement.

         Since SmithKline has substantially greater financial and other resources than those of the Company, the Company may be limited in its ability to compete effectively with SmithKline outside of the United States, unless the Company enters into a strategic alliance with another company having financial and other resources comparable to those of SmithKline.

Patents, Trademarks and Other Proprietary Information

Patents

         The Company has been granted nine United States patents relating to methods and materials that supply soluble calcium and phosphate salts to teeth to enhance remineralization, and two patents relating to its dual-chamber toothpaste tube, which is used to dispense Enamelon(R) toothpaste. In addition, the Company has 10 patent applications pending in the United States with respect to various aspects of its proprietary technologies. it also has patent applications pending in foreign jurisdictions such as the PCT countries, which include Canada, Japan, Belgium, France, Germany, the United Kingdom, the Netherlands, Australia, and Sweden, among others, and India. The issued patents and the patent applications relate to the Company's remineralization technology as it could be applied to a broad range of oral care and food products, including toothpaste, mouth rinse, chewing gum, lozenges, and professional treatments. The Company can give no assurance that patents will issue on the pending patent applications. It is also possible that if patents do issue, the claims will not be of sufficient scope to prevent competitors from marketing products that are similar to the Company's toothpaste or other proposed products.

         The Company is not aware of the existence of any challenges to the validity of its patents or of any claim made by a third party of patent infringement with respect to Enamelon(R) toothpaste. The Company cannot accurately predict, however, whether such challenges or claims will be asserted in the future.

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

         The Company has also filed applications to register the trademarks FLUOREMIN and LIQUID CALCIUM and its stylized "E" logo in the United States and Canada. The United States registration for FLUOREMIN was issued in late July 1997. In addition, the Company is using or considering other trademarks and has registered or filed applications to register certain of those marks in the United States and for Canada.

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

Proprietary Information

         Much of the Company's technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect rights to its proprietary know-how and technology, Company policy requires all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such persons while devoted to Company activities. There can be no assurance that these agreements will adequately protect the company's proprietary information since:

o         employees or others may breach their confidentiality agreements

o         the Company may not have adequate remedies for any such breach

o the Company's trade secrets may otherwise become known or be independently developed by competitors.

Government Regulation

         The FDA regulates the Company's toothpastes as non-prescription drugs, also known as over-the-counter drugs. The Federal Food, Drug, and Cosmetic Act and the FDA's regulations permit a manufacturer to sell a non-prescription drug if it is formulated, labeled and tested in accordance with an FDA monograph or if the FDA has approved a New Drug Application for the drug. FDA monographs establish those active ingredients that are generally recognized as safe and effective at specified levels for specified uses and prescribe labeling requirements. Any non-prescription drug that does not comply with an applicable FDA monograph may lawfully be marketed if the FDA has approved an NDA. Because it is time consuming and costly to obtain FDA approval of an NDA, most manufacturers of non-prescription drugs attempt to market them under an FDA monograph.

         The FDA has published a final Monograph, Anticaries Drug Products for Over-the-Counter Human Use, the category of over-the-counter drug products covering the Company's toothpastes. The Monograph establishes conditions under which non-prescription drug products that aid in the prevention of dental caries or cavities are generally recognized as safe and effective and not misbranded. The Company has conducted the studies required by the Monograph and is relying on it to sell Enamelon(R) toothpastes to the public. Notwithstanding that reliance, the FDA could claim that the Company's toothpastes do not satisfy the conditions of the Monograph. In that case, the Company could be required to modify the formulation or labeling or to submit an NDA.

         Although the Company intends to make only such labeling claims as the Monograph permits in order to avoid the substantial expense and time required to receive FDA approval of an NDA, it may decide to submit an NDA with the FDA in order to make further claims not covered by the Monograph. If the Company decides to make such additional claims, it may seek strategic partners to assist in the financing of the NDA process. Further, the Company may not have sufficient financing or other resources available to complete the NDA process, and even assuming that such financing and resources are available, the FDA may not approve the NDA. Future drug products with intended uses other than or in addition to caries prevention, such as a toothpaste for sensitive teeth, may be subject to different FDA monographs or may require an NDA.

         The FDA also regulates manufacturing of oral care drug products. Each domestic drug product manufacturing facility must be registered with the FDA. Each manufacturer must inform the FDA of every drug product it has in commercial distribution and keep its list updated. Domestic manufacturing facilities are required to comply with the FDA's Good Manufacturing Practices regulations and are subject to at least biennial FDA inspection. Accordingly, to the extent that the Company uses contract manufacturers, such manufacturers must be in compliance with all FDA requirements.

         The Company is also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities, the Company is subject to federal, state and local laws, and rules, governing the use, generation, storage, discharge, handling and disposal of hazardous materials and wastes. The Company believes that it has complied with these laws and rules in all material respects, and it has not been required to take any action to correct any material noncompliance. The Company does not currently anticipate that any it will have to make any material capital expenditures in order to comply with environmental laws or that compliance with such laws will have a material effect on the financial condition or competitive position of the Company. The Company may also be subject to foreign government regulations regarding over-the-counter drug products. Accordingly, the Company intends to submit applications to foreign regulatory agencies, if necessary, to make therapeutic health claims for its products to be marketed abroad.

Liability Insurance

         The Company's business involves exposure to potential product liability risks that are inherent in manufacturing and marketing of pharmaceutical products. The Company currently has general liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 as a general aggregate limit. The coverage also includes product liability insurance subject to an aggregate limit of $1,000,000. In addition, the Company has an umbrella policy providing limits of $15,000,000 in excess of the general liability and the product liability insurance. The Company's insurance policies provide coverage on a "per occurrence" basis and a general aggregate basis, and are subject to annual renewal. There can be no assurance that

o the Company will be able to maintain such insurance on acceptable terms

o         the Company will be able to secure increased coverage

o or any insurance will provide adequate protection against potential liabilities

Personnel

         The Company had as of March 1, 1999, 48 full-time employees and one part-time employee. None of the Company's employees is represented by a union, and the Company believes that its relationship with its employees is good.

ITEM  2.          DESCRIPTION OF PROPERTY

Properties

         The Company currently leases approximately 21,000 square feet of office and laboratory space located at 7 Cedar Brook Drive, Cranbury, New Jersey for approximately $36,400 per month. The lease began in September 1998 after the Company's relocation from its previous facility in East Brunswick, New Jersey, and expires in August 2008.

         The Company also leases office facilities located at 15 Kimball Avenue, Yonkers, New York from an employee and one of his relatives for a total of $3,100 per month.

         The Company leases an additional 5,000 square feet for its manufacturing needs in East Brunswick, New Jersey for $3,950 per month, which expires August 30, 2002.

         The Company believes that these properties are sufficient for its administrative and research and development needs for the foreseeable future. Since the Company presently intends to rely on outside manufacturers to manufacture its products, it does not have a manufacturing facility.

ITEM  3.          LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal or administrative proceedings.

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


Fiscal 1998:


Quarter Ended:                                   High              Low
--------------                                   ----              ---
March 31, 1998                                  $15.50           $10.00
June 30, 1998                                   $14.13           $ 4.75
September 30, 1998                              $ 8.38           $ 3.25
December 31, 1998                               $10.25           $ 3.50


Fiscal 1997:


Quarter Ended:                                   High              Low
--------------                                   ----              ---
March 31, 1997                                  $25.50           $ 6.00
June 30, 1997                                   $27.50           $13.00
September 30, 1997                              $19.00           $13.75
December 31, 1997                               $17.19           $ 9.75


Nasdaq Trading

         As of December 31, 1998, the Company complied with all of the requirements of the National Association of Securities Dealers, Inc. ("NASD") for continued listing of the Common Stock on the Nasdaq Stock Market.

Holders

         The Company had approximately 408 of holders of record of its common stock, as of March 17, 1999.

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

Recent Sales of Unregistered Securities

         In December 1998, the Company issued 1,959 shares of common stock and granted warrants to purchase 392 shares of common stock exercisable at $6.125 per share from January 1, 2000 through December 31, 2004, to a corporation in consideration for certain advertising run in its publication in December 1998. The corporation represented that each of its stockholders was an accredited investor. The Company relied on Section 4(2) and (6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of those shares and warrants.

         In December 1998, the Company issued 500 shares of its series B convertible preferred stock to three accredited investors for a purchase price of $10,000 per share. The series B convertible preferred stock is convertible at a conversion price equal to the lower of the Variable Conversion Price of the Company's common stock on the date of conversion or the Maximum Conversion Price of the series B convertible preferred stock. The Variable Conversion Price is equal to the average of the five lowest closing sale prices of the Company's common stock on the Nasdaq National Market in the 40 trading days immediately preceding the conversion. The Maximum Conversion Price is equal to 120% of the average of the closing prices of the Company's common stock on the last five trading days of February 1999. The Maximum Conversion Price is approximately $7.19. The number of shares of the Company's common stock issuable on conversion of each share of series B convertible preferred stock is equal to the sum of $10,000 plus an accrual amount equal to 6% per annum divided by the conversion price. The Company relied on Section 4(2) and 4(6) of the Securities Act and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of those shares.


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

General

         The Company was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies. The Company had not commenced any product commercialization or realized any operating revenues as of December 31, 1996. In March 1997, the Company initiated marketing activities for Enamelon(R) all-family toothpaste in selected United States markets. The national distribution of Enamelon(R) all-family fluoride toothpaste began in the first quarter of 1998, and the Company emerged from the development stage at that time.

          The Company's strategic plan for accomplishing its objectives is to

o continue marketing and expand distribution of Enamelon(R) toothpaste products,

o launch Enamelon(R) Calcium Whitening System toothpaste and other new products,

o         continue marketing to dental professionals,

o broaden product claims by conducting further product testing in humans,

o         obtain the ADA Seal of Approval,

o collaborate with corporate partners in certain other product areas and international markets, and

o capitalize on additional commercial applications of both the Enamelon Licensed and Proprietary Technologies.

          The Company expects to continue to incur operating losses through 2000 and will require additional financing by mid-year 1999. Thereafter, or sooner if conditions necessitate, the Company will need to raise additional funds through public or private financings. The Company has retained an investment banking firm to assist it in obtaining additional financing to meet its future cash requirements. There can be no assurance that the Company will be able to obtain additional financing to fund its operations. If adequate funds are not available, then the Company may be required to reduce the scope of proposed operations.

Results of Operations

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales for the year ended December 31, 1998 were approximately $14,302,000 compared with $1,042,000 for the year ended December 31, 1997. The increase in net sales is the result of the national distribution and growing consumer acceptance of the Company's toothpaste as a result of coordinated marketing efforts, including television and radio advertising, successful coupon events as well as other promotional programs. While the Company will continue its marketing efforts and anticipates further revenue growth as it adds new product lines and markets, there can be no assurance that the increased sales levels will be sustained.

         Gross profit earned in 1998 was $7,597,000 compared with a negative gross margin of $426,000 in 1997. The improved gross profit was the result of higher sales, increased production levels, and reduced raw material and packaging costs due to increased volume. Negative gross margin in 1997 was a result of costs associated with low production levels, high material costs, manufacturing inefficiencies and product design changes during test marketing of the Company's product. The Company anticipates the gross margin to improve as production levels increase as a result of manufacturing efficiencies.

         Total operating expenses were approximately $38,308,000 for the year ended December 31, 1998, compared with $10,906,000 in the prior year, an increase of $27,402,000. This increase was primarily the result of higher marketing and selling expenses of $25,546,000, research and testing expenses of $372,000 and administrative and other expenses of $1,484,000. Additionally, the Company anticipates that total expenses will increase over the next few years as the Company increases its product development, manufacturing and marketing activities. Such increased business activities will require additional personnel and payments to third parties.

         Marketing and selling expenses increased from $5,723,000 to $31,269,000. This increase is primarily the result of increases in television, print and media, and other promotion expenses in 1998 to launch the Company's toothpaste product into national markets. The 1997 expenses reflected marketing efforts in test markets that represented approximately 5% of all U.S. households.

         Research and testing expenses increased from $2,844,000 to $3,216,000 primarily as a result of studies performed at universities and various independent oral care research facilities in the United States to broaden additional marketing claims for consumers and dentists and for personnel costs associated with the Company's new product development. The Company intends to continue expanding its clinical testing.

         Administrative and other expenses increased from $2,339,000 to $3,823,000 primarily attributable to increased payroll and benefits, consulting, and other administrative office expenses which resulted from the Company's expanded operations.

         Interest and dividend income increased from $988,000 in 1997 to $1,620,000 in 1998, primarily due to the increase in cash and cash equivalents from a private placement and a second public offering of the Company's common stock in 1997.

Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock, Common Stock and public offerings of Common Stock totaling approximately $56.9 million, net of expenses, and a private placement of Series B Convertible Preferred Stock totaling $5,000,000. At December 31, 1998, the Company had cash and cash equivalents and marketable securities of approximately $18.2 million and working capital of $13.4 million. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of December 31, 1998.

         Since its inception and through December 31, 1998, the Company has incurred losses aggregating approximately $44.6 million and had available net operating loss carryforwards as of December 31, 1998 of approximately $44.3 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2018 and may be limited by United States federal tax law as a result of changes in ownership. The Company expects to continue to incur operating losses at least through 2000 while it continues clinical testing and toothpaste marketing efforts. The Company began a national roll-out of Enamelon(R) toothpaste in 1998, which generated $14.3 million of net sales during 1998. The Company believes that the national roll-out has been successful and during the first quarter of 1999 will launch its Enamelon(R) Calcium Whitening System toothpaste.

         The Company intends to use approximately $1.2 million of its cash during 1999 to purchase additional manufacturing equipment for the production of the Company's patented, dual-chamber toothpaste tube and for high-speed filling equipment.

         In June 1997, the Company completed a private placement of 1,080,000 shares of common stock at $13.00 per share. Cash proceeds, net of costs, were approximately $13,077,000.

         In October 1997, the Company sold 1,725,000 shares of Common Stock in a secondary public offering at $16.50 per share, which resulted in cash proceeds, net costs, of approximately $26,295,000.

         In December 1998, the Company completed a private placement of 500 shares of Series B Convertible Preferred Stock, $.01 par value, to three purchasers for an aggregate purchase price of $5,000,000. Each share has a stated value of $10,000, and each stockholder is entitled to a 6% return per annum, payable on conversion in cash or the Company's Common Stock at the Company's option. After February 28, 1999, holders of the Series B Convertible Preferred Stock can convert it into Common Stock at the lower of (I) the average of the five lowest closing sales prices in the 40 trading days immediately preceding the conversion or (ii) 120% of the average of the closing prices of the last five trading days of February 1999. The Company can require holders of the Series B Convertible Preferred Stock to convert it into Common Stock at any time between March 1, 1999 and August 28, 1999 if the closing price of the Company's Common Stock exceeds 200% of the maximum conversion price for 20 consecutive trading days. After August 28,1999, the Company can require holders of the Series B Convertible Preferred Stock to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the maximum conversion price for 20 consecutive days. Holders of the Series B Convertible Preferred Stock will be required to convert their shares on December 17, 2001, if they have not converted prior to that time.

         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. Under the Company's current plan, management estimates that cash and cash equivalents on hand, together with its projected cash flow from operations, if any, will be sufficient to finance its working capital and other requirements through mid-1999. Thereafter, or sooner if conditions necessitate, the Company will need to raise additional funds through public or private financings. The Company has retained an investment banking firm to assist it in obtaining additional financing to meet its future cash requirements. Should such additional financing not be obtained, management believes that the Company can obtain additional financing through other sources to continue its operations. There can be no assurance that the Company will be able to obtain additional financing to fund its operations. If adequate funds are not available, then the Company may be required to reduce the scope of proposed operations.

Forward-Looking Statements

         This Management's Discussion and Analysis or Plan of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Readiness for Year 2000

         The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

         The Year 2000 ("Y2K" ) issue refers to possible events resulting directly or indirectly from the inability of digital computer equipment or software to accurately and without interruption handle dates both before and after January 1, 2000 and to process the year 2000 as a leap year.

         The Company has reviewed its manufacturing and resource planning software and current operating system and believes that they are Y2K compliant. The Company primarily utilizes operating systems obtained from Microsoft, which the Company believes, based on information provided by Microsoft, are Y2K compliant. The Company believes that none of the Company's equipment is date sensitive or otherwise uses imbedded computer chips. Accordingly, the Company does not believe that embedded chip technology will present any Y2K issues. However, the Company is also checking its equipment to verify this as part of its overall Y2K program. The Company expects that the costs of achieving internal Y2K compliance will not have a material adverse impact on results of operations, liquidity or capital resources.

         The Company is in the process of formally contacting its suppliers to identify any potential disruption in the supply of raw materials. The Company expects to resolve any significant Y2K issues before the occurrence of any business disruptions, although the Company has limited or no control over the actions of the suppliers. However, the Company believes that the supply of chemicals and raw materials used in its manufacturing processes is unlikely to be significantly disrupted. In addition, the Company, in the normal course of business, maintains adequate inventories of such raw materials to protect against short-term delivery interruptions.

         The risk to the Company resulting from the failure of customers and other third parties to attain Y2K readiness is the same as other companies in its industry or other business enterprises generally. The Company expects to resolve any significant Y2K issues with customers before the occurrence of any business disruptions, although the Company has limited or no control over the actions of these customers. The Company expects to maintain adequate finished goods inventories to protect customers against the possibility of temporary service disruptions, if any.

         The Company expects to find and adequately prepare for all significant internal Y2K issues that could adversely affect its business operations. The Company does not anticipate that the cost of resolving such issues will have a material impact on its financial position, results of operations or liquidity. While the Company believes its efforts are adequate to address the Y2K concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies will be converted on a timely basis and will not have a material adverse affect on the Company's operations. However, the Company does not believe that it is possible to identify, with complete certainty, all potential Y2K issues that may affect the Company, its suppliers, or its customers. The Company expects that any disputes arising as a result of such identified Y2K issues will be resolved in the normal course of business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III



ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

         Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.


ITEM 10.          EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.


ITEM 11.          SECURITY BY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGERS

         Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

      3.1         Certificate of Incorporation of the Registrant, as amended. (1)
      3.2         Certificate of Amendment to the Certificate of Incorporation. (7)
      3.3         Certificate Eliminating Series A Preferred Stock from the Certificate of Incorporation. (7)
      3.4         Amended and Restated By-Laws of the Registrant. (7)
      3.5         Certificate of Designations, Preferences and Rights of Series B Convertible Preferred
                  Stock of the Registrant. (8)
      4.1         Specimen Copy of Stock Certificate for shares of Common Stock. (1)
      4.2         Form of Registration Rights Agreement between the Registrant and certain purchasers of units. (1)
     10.1         Restated Patent License Agreement by and between the Registrant and the American
                  Dental Association Health Foundation dated as of June 24, 1995. (1)
     10.2         Amendment Agreement by and between the Registrant and the American Dental
                  Association Health Foundation dated as of June 12, 1995. (1)
     10.3         Amendment to Restated Patent License Agreement between the
                  Registrant and the American Dental Association Health Foundation dated as of
                  January 1, 1998 (5)
     10.4         Restated Foreign Patent License Agreement by and between the Registrant and the
                  American Dental Association Health Foundation dated as of November 18, 1992. (1)
     10.5         Foreign License Amendment Agreement by and between the Registrant and the
                  American Dental Association Health Foundation dated as of June 14, 1995. (1)
     10.6         Amendment to Restated Foreign Patent License between the Registrant and the
                  American Dental Association Health Foundation dated as of January 1, 1998. (5)
     10.7         The Registrants' 1997 Incentive Stock Option Plan.(3)
     10.8         The Registrant's 1993 Stock Option Plan. (1)
     10.9         The Registrant's Incentive Compensation Plan. (1)
    10.10         Employment Agreement between the registrant and Dr. Steven R. Fox, as amended as of
                  June 15, 1996. (1)
    10.11         Employment Agreement between the Registrant and Norman Usen and Nu-Products dated as of May 1, 1995. (1)
    10.12         Employment Agreement between the Registrant and Anthony E. Winston dated as of
                  January 17, 1995. (1)
    10.13         Employment Agreement between the Registrant and Edwin Diaz dated July 29, 1996. (1)
    10.14         Amendment, dated January 16, 1997, to Employment Agreement between the Registrant and Anthony Winston.(2)
    10.15         Amendment, dated July 1, 1997, to Employment Agreement between the Registrant and
                  Norman Usen.(4)
    10.16         Employment Agreement between the Registrant and Dr. Steven R.
                  Fox dated December 17, 1998.
    10.17         Employment Agreement between the Registrant and Kim Hardingham dated February 18, 1999.
    10.18         Lease Agreement with Elaine Fox dated December 19, 1995. (1)
    10.19         Lease Agreement with Unum Life Insurance Company of America dated December 27,

                  1993.(1)
    10.20         Lease Agreement with East Brunswick Woods Associates, L.P. dated November 1995. (1)
    10.21         Lease Agreement with Cedar Brook Corporate Center, L.P. dated February 24, 1998. (6)
    10.22         Amended Lease Agreement with Cedar Brook Corporate Center, L.P. dated April 24,
                  1998.(6)
    10.23         Securities Purchase Agreement, dated as of December 17, 1998, by and among the Registrant, HFTP Investments LLC, Fisher
                  Capital Ltd., and Wingate Capital Ltd. (6)
    10.24         Registration Rights Agreement, dated as of December 17, 1998, by and among the Registrant and HFTP Investments LLC, Fisher
                  Capital Ltd., and Wingate Capital Ltd. (6)
     21.1         Subsidiaries of the Registrant (1)
     23.1         Consent of Independent Public Accountants.
     27.1         Financial Data Schedule
           (1)    Incorporated herein by reference from Exhibits to Registrant's
                  Registration Statement on Form S-1 (File No. 333-06455),
                  declared effective on October 24, 1996.
           (2)    Incorporated herein by reference from Exhibits to Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996.
           (3)    Incorporated herein by reference from Exhibits to Registrant's
                  Registration Statement on Form S-1 (File No. 333-31163),
                  declared effective on August 11, 1997.
           (4)    Incorporated herein by reference from Exhibits to Registrant's
                  Registration Statement on Form S-1 (File No. 333-35187),
                  declared effective on October 16, 1997.
           (5)    Incorporated herein by reference from Exhibits to Registrant's
                  Current Report on Form 8-K dated April 6, 1998.
           (6)    Incorporated herein by reference from Exhibits to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1998.
           (7)    Incorporated herein by reference from Exhibits to Registrants'
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998.
           (8)    Incorporated herein by reference from Exhibits to Registrant's
                  Current Report on Form 8-K dated December 18, 1998.

     (b)      Reports on Form 8-K

     The Registrant filed a current report on Form 8-K dated December 18, 1998.

                                ENAMELON, INC.

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants................. F-2
Financial Statements:
         Balance Sheets............................................ F-3
         Statements of Operations.................................. F-4
         Statements of Stockholders' Equity........................ F-5
         Statements of Cash Flow................................... F-6
         Notes to Financial Statements............................. F-7 to F-14

Report of Independent Certified Public Accountants

Enamelon, Inc.
Yonkers, New York

         We have audited the accompanying balance sheets of Enamelon, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enamelon, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Woodbridge, New Jersey                                BDO Seidman, LLP
January 29, 1999

                                ENAMELON, INC.
                                Balance Sheets



                                                                                        December 31,
                                                                                    1998            1997
                                                                                    ----            ----
Assets
Current:

  Cash and cash equivalents..............................................       $ 13,146,989  $  21,624,954
  Investments............................................................          5,028,805     17,895,107
  Inventory..............................................................          2,980,252      1,252,207
  Accounts receivable, less allowance of $69,800 and $10,163.............          3,076,595        244,606
  Prepaid expenses and other assets......................................            520,205        242,749
                                                                                ------------- -------------
    Total current assets.................................................          24,752,846    41,259,623

Equipment, net...........................................................           2,783,334     2,466,099
Intangible assets, net...................................................             827,263       474,636
Other assets.............................................................             158,670        15,231
                                                                                ------------- -------------
     Total assets                                                                $ 28,522,113  $ 44,215,589
                                                                                ============= =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................................................         $ 3,497,888   $ 1,760,107
  Accrued expenses.......................................................           7,832,903     1,649,149
                                                                                ------------- -------------
    Total current liabilities............................................          11,330,791     3,409,256
                                                                                ------------- -------------

Commitments .............................................................

Stockholders' equity:
  Preferred stock, $0.01 par value - shares
    authorized 5,000,000; none issued or outstanding.....................                   -             -
  Series B Convertible Preferred stock, $.01 par value -
    shares authorized 500 and none; issued and
    outstanding 500 and none.............................................           4,833,324             -
  Common stock, $0.001 par value - shares
    authorized 20,000,000; issued
    and outstanding 10,241,739 and 9,965,996.............................              10,242         9,966
  Additional paid-in capital.............................................          56,923,114    56,259,052
  Accumulated deficit....................................................         (44,575,358)  (15,462,685)
                                                                                ------------- -------------
    Total stockholders' equity...........................................          17,191,322    40,806,333
                                                                                ------------- -------------
    Total liabilities and stockholders' equity                                   $ 28,522,113  $ 44,215,589
                                                                                ============= =============


               See accompanying notes to financial statements.

                                ENAMELON, INC.
                           Statements of Operations


                                                                Year ended December 31,
                                                                 1998             1997
                                                                 ----             ----
  Net sales..........................................      $  14,302,137   $    1,041,838
  Cost of sales......................................          6,704,911        1,468,080
                                                          ---------------  --------------
     Gross profit(loss)..............................          7,597,226         (426,242)
                                                          ---------------  --------------

Operating expenses:
  Marketing and selling..............................         31,269,294        5,722,565
  Research and testing...............................          3,215,831        2,844,193
  Administrative and other...........................          3,822,892        2,338,821
                                                          ---------------  --------------
    Total operating expenses.........................         38,308,017       10,905,579

                                                          ---------------  --------------
Operating loss.......................................        (30,710,791)     (11,331,821)

Interest and dividend income.........................          1,608,951          987,549

                                                          ---------------- --------------
Net loss.............................................        (29,101,840)     (10,344,272)

  Accrued dividends on preferred stock...............             10,833                -
                                                          ---------------  --------------

Net loss applicable to common stockholders...........      $ (29,112,673)   $ (10,344,272)
                                                          ===============  ==============


Net loss per common share, basic.....................      $       (2.86)   $       (1.31)
                                                          ===============  ==============

Weighted average common shares outstanding, basic....         10,165,362        7,875,504
                                                          ===============  ==============



                See accompanying notes to financial statements

                                ENAMELON, INC.
                      Statements of Stockholders' Equity


                                                                                      Series B Convertible
                                                                                         Preferred Stock
                                                                                         ----------------
                                                                                 Shares             Amount
                                                                                 ------             ------
Balance, December 31, 1996.....................................................           -                  -
Issuance of common stock at $13.00 per share in private placement net,
of costs.......................................................................           -                  -
Issuance of common stock at $16.50 per share in public offering, net of costs..           -                  -
Warrants exercised.............................................................           -                  -
Options exercised..............................................................           -                  -
Net loss.......................................................................           -                  -
                                                                                -----------  -----------------

Balance, December 31, 1997.....................................................           -                  -
Issuance of common stock for  services rendered................................           -                  -
Issuance of preferred stock, net of costs......................................         500          4,833,324
Accrued preferred stock dividends..............................................           -                  -
Warrants exercised.............................................................           -                  -
Options exercised..............................................................           -                  -
Net loss.......................................................................           -                  -
                                                                                -----------  ------------------

Balance, December 31, 1998.....................................................         500        $ 4,833,324
                                                                                ============ ==================

                                                                                           Common Stock
                                                                                           -------------
                                                                                   Shares            Par value
                                                                                   ------            ----------
Balance, December 31, 1996.....................................................       6,900,378       $ 6,900
Issuance of common stock at $13.00 per share in private placement net,
 of costs......................................................................       1,080,000         1,080
Issuance of common stock at $16.50 per share in public offering, net of costs..       1,725,000         1,725
Warrants exercised.............................................................         122,868           123
Options exercised..............................................................         137,750           138
Net loss.......................................................................               -             -
                                                                                ---------------  -------------

Balance, December 31, 1997.....................................................       9,965,996         9,966
Issuance of common stock for  services rendered................................           1,959             2
Issuance of preferred stock, net of costs......................................               -             -
Accrued preferred stock dividends..............................................               -             -
Warrants exercised.............................................................          81,469            82
Options exercised..............................................................         192,315           192
Net loss.......................................................................               -             -
                                                                                ---------------  -------------

Balance, December 31, 1998.....................................................      10,241,739      $ 10,242
                                                                                ===============  =============

                                                                                    Additional   Accumulated        Total
                                                                                     paid-in                    stockholders'
                                                                                     capital       deficit         equity
                                                                                 ------------- -------------- ---------------
Balance, December 31, 1996.....................................................  $ 16,409,926    $ (5,118,413)   $ 11,298,413
Issuance of common stock at $13.00 per share in private placement net,
of costs.......................................................................    13,075,843               -      13,076,923
Issuance of common stock at $16.50 per share in public offering, net of costs..    26,293,025               -      26,294,750
Warrants exercised.............................................................       178,311               -         178,434
Options exercised..............................................................       301,947               -         302,085

Net loss.......................................................................             -     (10,344,272)    (10,344,272)
                                                                                --------------  -------------- ---------------

Balance, December 31, 1997.....................................................    56,259,052     (15,462,685)     40,806,333
Issuance of common stock for  services rendered................................        10,088               -          10,090
Issuance of preferred stock, net of costs......................................             -               -       4,833,324
Accrued preferred stock dividends..............................................             -         (10,833)        (10,833)
Warrants exercised.............................................................       124,518               -         124,600
Options exercised..............................................................       529,456               -         529,648
Net loss.......................................................................             -     (29,101,840)    (29,101,840)
                                                                                --------------  -------------- ---------------

Balance, December 31, 1998.....................................................  $ 56,923,114   $ (44,575,358)   $ 17,191,322
                                                                                ==============  ============== ===============

                See accompanying notes to financial statements

                                ENAMELON, INC.
                           Statements of Cash Flow

                                                                                 Year Ended December 31,

Cash flows from operating activities:                                          1998                  1997
                                                                               ----                  ----
  Net loss...........................................................           $(29,101,840)   $ (10,344,272)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock issued for services........................................               10,090                  -
    Depreciation and amortization....................................              491,115            170,460
    Loss on disposal of furniture....................................               44,392                  -
    Changes in assets and liabilities:
      Decrease (increase) in investments.............................            12,866,302       (17,895,107)
      Increase in accounts receivable................................           (2,831,989)          (244,606)
      Increase in prepaid expenses and other assets..................             (420,895)           (55,751)
      Increase in inventory..........................................           (1,728,045)        (1,199,024)
      Increase in accrued expenses and account payable...............            7,804,385          2,553,058
                                                                              -------------      ------------
      Net cash used in operating activities..........................          (12,866,485)       (27,015,242)
                                                                              -------------      ------------

Cash flows from investing activities:
    Purchases of equipment...........................................             (802,106)        (2,176,129)
    Investments in intangible assets.................................             (403,263)          (188,688)
                                                                              -------------      ------------
      Net cash used in investing activities..........................           (1,205,369)        (2,364,817)
                                                                              -------------      ------------

Cash flows from financing activities:
    Proceeds from issuances of common stock..........................              654,248         42,983,019
    Proceeds from issuances of preferred stock.......................            5,000,000                  -
    Offering costs...................................................              (60,359)        (3,367,900)
                                                                              -------------      ------------
      Net cash provided by financing activities......................            5,593,889         39,615,119
                                                                              -------------      ------------

Net increase (decrease) in cash and cash equivalents.................           (8,477,965)        10,235,060
Cash and cash equivalents, beginning of year.........................           21,624,954         11,389,894
                                                                              -------------      ------------
Cash and cash equivalents, end of year...............................         $ 13,146,989       $ 21,624,954
                                                                              =============      ============

Supplemental disclosures of noncash financing activities:

      Accrued offering costs.........................................         $    162,500       $     65,350
                                                                              =============      ============
     Preferred stock dividends accrued...............................         $     10,833       $          -
                                                                              =============      ============


                See accompanying notes to financial statements

                                ENAMELON, INC.
                         Notes to Financial Statements

1.    Organization and Summary of Accounting Policies

       Organization

         Enamelon, Inc. (the "Company") develops and markets over-the-counter oral care products that help stop cavities before they begin. The Company's products are based on proprietary formulations and technologies that have been shown in laboratory and human studies to enhance remineralization of tooth enamel and to prevent early stage tooth decay. The Company's toothpastes contain the active ingredient sodium fluoride in a formulation with calcium and phosphate ions, to enhance the remineralization of tooth enamel. The
Company launched its initial product, Enamelon(R) all-family toothpaste, in test markets in March 1997 and began the product's national introduction in the first quarter of 1998. The Company emerged from the development stage upon launch of its initial product. The Company expects to launch Enamelon(R) Calcium Whitening System toothpaste, its second product, nationally in the second quarter of 1999. The Company expects to continue to incur operating losses through 2000 and will require additional financing by mid-year 1999, to continue its operations until that time and possibly thereafter. The Company has retained an investment banking firm to assist it in obtaining additional financing to meet its future cash requirements.

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

     Fair Value of Financial Instruments

         The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

     Cash and Cash Equivalents

         Cash and cash equivalents consist of highly liquid debt instruments with original maturities of three months or less, principally commercial paper and money market accounts.

     Investments

         Investments consist of certificates of deposit and corporate and government bonds that mature in more than 91 days, but not more than one year, or securities with maturities beyond one year that management intends to sell within one year. The investments are classified as trading securities and are recorded at fair market value with the related gain or loss, which was not material, reflected in the Company's statement of operations. Fair market value is determined based upon quoted market values as reported by a national securities exchange.

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

     Revenue Recognition

         Revenue from product sales is generally recognized at the time the product is shipped to the customer. Upon shipment, the Company also provides for the estimated cost that may be incurred for returned product.

     Reclassification of prior year amounts

     Net revenues from 1997 test market sales of $1,041,838 and the costs associated with such sales of $1,468,080 were previously netted and presented as a component of marketing and selling expenses. These amounts have been reclassified to revenues and cost of sales, respectively, in the accompanying statement of operations.

     Advertising Expenses

         Advertising costs are expensed as of the first date the advertisement takes place. Expenses, which consist primarily of television, print and media, and other promotional costs, were $13,256,016 in 1998 and $4,427,665 in 1997.

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

     Earnings Per Share

         Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. In accordance with this statement, basic loss per share for the years ended December 31, 1998 and 1997 was calculated by dividing net loss by the weighted average number of common shares outstanding, which amounted to 10,165,362 and 7,875,504, respectively. Diluted loss per share for the years ended December 31, 1998 and 1997 was calculated by dividing net loss by the weighted average number of common shares and all dilutive potential common shares (comprising outstanding options and warrants) which amounted to 10,853,796 and 9,283,959, respectively. Diluted loss per share has not been presented since the effect of dilutive common shares is antidilutive in all periods.

     Recent Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective in the year 2000 but is not expected to affect the Company.

                                ENAMELON, INC.
                   Notes to Financial Statements - Continued

2.    Inventory

           Inventory is summarized as follows:                 December 31,
                                                               ------------
                                                            1998           1997
                                                            ----           ----
           Raw materials                              $1,296,842     $  412,786
           Work in progress                              624,843        134,107
           Finished goods                              1,058,567        705,314
                                                      ----------     ----------
                                                      $2,980,252     $1,252,207
                                                      ==========     ==========



3.   Equipment

           Equipment is summarized as follows:               December 31,          Estimated Useful Life
                                                             ------------          ---------------------
                                                        1998                1997
                                                        ----                ----
           Furniture and fixtures                 $   26,466         $    52,866     5 -  7 years
           Equipment                               3,387,238           2,612,941     3 - 10 years
                                                  ----------          ----------
                                                   3,413,704           2,665,807
           Less: Accumulated depreciation            630,370             199,708
                                                  ----------          ----------
                                                 $ 2,783,334         $ 2,466,099
                                                 ===========         ===========


4.   Intangible Assets

          Intangible Assets are summarized as                    December 31,
          follows:                                               -----------

                                                             1998           1997
                                                             ----           ----
          Patent rights                                $  703,353     $  376,749
          Trademarks                                      192,660        123,133
          Licensing costs                                  18,962         18,962
          Organization cost                                15,803         15,803
                                                       ----------     ----------
                                                          930,778        534,647
          Less: Accumulated amortization                  103,515         60,011
                                                       ----------     ----------
                                                       $  827,263     $  474,636
                                                       ==========     ==========

5.    Accrued Expenses

          Accrued expenses are summarized as follows:         December 31,
                                                              ------------
                                                          1998             1997
                                                          ----             ----
          Accrued marketing and promotion cost    $  6,308,368     $    666,845
          Research and development                     417,990          378,530
          Other accrued expenses                     1,106,545          603,774
                                                  ------------     ------------
                                                  $  7,832,903     $  1,649,149
                                                  ============     ============

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

Series B Convertible Preferred Stock

         In December 1998, the Company completed a private placement of 500 shares of Series B Convertible Preferred Stock, $.01 par value, to three purchasers for an aggregate purchase price of $5,000,000. Each share has a stated value of $10,000, and each shareholder is entitled to a 6% return per annum, which is being accounted for as a cumulative dividend and will be payable on conversion in cash or the Company's common stock at the Company's option. After February 28, 1999, holders of the Series B Convertible Preferred stock can convert it into Common Stock at the lower of (i) the average of the five lowest closing sales prices in the 40 trading days immediately preceding the conversion or (ii) 120% of the average of the closing prices of the last five trading days of February 1999. The Company can require holders of the Series B Convertible
Preferred Stock to convert it into Common Stock at any time between March 1, 1999 and August 28, 1999 if the closing price of the Company's Common Stock exceeds 200% of the maximum conversion price for 20 consecutive trading days. After August 28,1999, the Company can require holders of the Series B Convertible Preferred Stock to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the maximum conversion price for 20 consecutive days. Holders of the Series B Convertible Preferred Stock will be required to convert their shares on December 17, 2001, if they have not converted prior to that time.

Common Stock

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

         In June 1997, the Company completed a private placement of 1,080,000 shares of common stock at $13.00 per share. Cash proceeds, net of costs, were approximately $13,077,000.

         In October 1997, the Company sold 1,725,000 shares of Common Stock in a secondary public offering at $16.50 per share which resulted in cash proceeds, net of costs, of approximately $26,295,000.

         During 1998 and 1997, 81,469 and 122,868 warrants were exercised, at an average exercise price of $2.21 and $1.64 respectively. Warrants canceled in 1998 and 1997 were 27,154 and 1,051, respectively, at an average exercise price of $6.20 and $3.60, respectively. No warrants were granted in 1998 or 1997. At December 31, 1998, 753,508 warrants remained outstanding at an average exercise price of $6.04.

         During 1997, the Board of Directors amended the Company's Certificate of Incorporation to increase the Company's authorized shares of common stock from 3,000,000 to 20,000,000.

                                ENAMELON, INC.
                   Notes to Financial Statements - Continued

         Stock Option Plans

         The Company has two stock Option Plans, adopted in 1993 and 1997 (the "Option Plans"). The Option Plans provide for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 2,250,000 shares of common stock. The Option Plans are administered by the Board of Directors or a committee of the Board of Directors (the "Compensation Committee") whose members are not entitled to receive options under the Option Plans (excluding options granted exclusively for directors' fees). Options granted under the Plans may or may not be "incentive stock options" as defined in the Internal Revenue Code ("Incentive Options") depending upon the terms established by the Compensation Committee at the time of grant. The exercise price shall not be less than the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the Company's outstanding common stock). Options granted under the Plans are subject to a maximum term of 10 years, 5 years for an employee who also owns more than 10% of the Company's outstanding common stock.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income(loss) and earnings(loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997 and 1998, respectively; no dividend yield for either period; expected volatility of 37 and 35 percent; risk-free interest rates of 5.9 and 5.3 percent, and expected lives of 6.9 and 7.3 years for the options.

         Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                           1998           1997
                                           ----           ----
      Net loss applicable to
      common stockholders
        As reported                     $ 29,112,673    $10,344,272
        Pro forma                       $ 30,274,620    $10,630,749
      Loss per share - basic
        As reported                      $(2.86)         $(1.31)
        Pro forma                        $(2.97)         $(1.35)

         A summary of activity for the Company's Option Plans, including those options granted pursuant to the terms of certain employment and other agreements (see note 10), is as follows:

                                                                Weighted average
                                              Option shares      exercise price
                                              -------------      --------------

      Balance, December 31, 1996                 1,368,806        $      2.97
      Granted                                      271,716        $     12.90
      Exercised                                  (137,750)        $      2.19
      Canceled                                       (451)        $      4.33
                                                ----------
      Balance, December 31, 1997                 1,502,321        $      4.82
      Granted                                      565,123        $      8.83
      Exercised                                  (192,315)        $      3.42
      Canceled                                    (17,209)        $      3.22
                                                ----------
      Balance, December 31, 1998                 1,857,920        $      5.91
                                                ==========

                                ENAMELON, INC.
                   Notes to Financial Statements - Continued

         At December 31, 1998 and 1997, there were 62,015 and 609,929 shares of Common Stock reserved for the granting of additional options respectively.

                                                        December 31,
                                                        ------------
                                                    1998             1997
                                                    ----             ----

  Options exercisable                          1,219,993        1,144,355

  Weighted average exercise
  price of options exercisable                $     4.70       $     2.86

  Weighted average fair value per share
  of options granted during the year          $     2.40       $     7.33




The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                                            Options Outstanding                                          Options Exercisable
                 --------------------------------------------------------------------------   --------------------------------------
                                        Number      Weighted-Average                                 Number
                      Range of        Outstanding      Remaining        Weighted-Average          Exercisable       Weighted-Average
                  Exercise Prices     at 12/31/98   Contractual Life     Exercise Price           at 12/31/98        Exercise Price
                  ---------------     -----------   ----------------    ----------------          -----------        --------------

                  $ 1.33                   325,762        4.6                $ 1.33                   258,822           $ 1.33
                  $ 3.00 to $ 4.00         544,980        1.8                $ 3.03                   543,730           $ 3.03
                  $ 4.25 to $ 7.00         169,716        5.9                $ 6.33                    87,716           $ 6.41
                  $ 8.00 to $11.00         697,246        9.8                $ 8.93                   271,921           $ 8.93
                  $12.75 to $17.50         120,216        9.0                $13.28                    57,804           $13.07
                                       -----------       ----               -------                 ---------          -------
                  $ 1.33 to $17.50       1,857,920        6.1                $ 5.91                 1,219,993           $ 4.70
                                       ===========       ====               =======                 =========          =======



8.    Income Taxes

         At December 31, 1998, the Company had a deferred tax asset of approximately $17,760,000 primarily attributable to net operating loss carryforwards. The deferred tax asset has been fully reserved by a valuation allowance of the same amount.

         The net operating loss carryforwards at December 31, 1998 totaling approximately $44,400,000 will expire if not used by the period from 2007 through 2018 and may be limited by United States federal tax law as a result of changes in ownership.

                                ENAMELON, INC.
                   Notes to Financial Statements - Continued

9.   Commitments

     Leases

         The Company leases office facilities in New York from a related party. During 1998, the Company entered into a ten-year lease agreement for office and laboratory facilities in Cranbury, New Jersey and relocated to these facilities in September 1998. The Company also leases equipment and automobiles at locations in New York and New Jersey.

         The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998:

                  Year ending December 31,
                  ------------------------
                  1999                                $  649,224
                  2000                                   640,599
                  2001                                   606,324
                  2002                                   512,381
                  2003                                   474,053
                  2004 and beyond                      2,151,840
                                                     -----------
                                                      $5,034,421
                                                     ===========

         Rent expense for the years ended December 31, 1997 and 1998 was $129,089 and $380,831, respectively.

     Patent License Agreements

         In April 1998, the Company entered into an amendment to its license agreement with the American Dental Association Health Foundation ("the ADAHF") which was originally signed in June 1992 and which was subsequently restated and amended and further amended in June 1995 (as amended, the "License Agreement"). The License Agreement grants the Company a fully-paid exclusive United States license to manufacture and sell toothpastes and chewing gum and other food and confectionery products ("Exclusive Products") using the ADAHF Patented Technology. Under the License Agreement, beginning in 1998 the Company is required to pay a fixed annual royalty of $400,000 through 2008 with respect to all Company sales of Exclusive Products (whether or not they rely upon the ADAHF Patented Technology) up to $100 million in that year and an additional fixed royalty of $200,000 with respect to all Company sales of Exclusive Products exceeding $100 million in that year. The Company has made the required payments under this agreement. The Company has the right to sublicense or assign all or any part of its rights under the License Agreement, but will continue to be liable for payment of the fixed royalties regardless of such sublicense or assignment. The term of the License Agreement expires upon the last to expire of the ADAHF Patent Rights, including any continuations, divisions, reexaminations, extensions or releases thereof.

         In April 1998, the Company entered into an amendment to its foreign license agreement with the ADAHF, which was originally signed in November 1992 and subsequently restated and amended and further amended in June 1995 (as amended, the "Foreign License Agreement"). The Foreign License Agreement grants the Company an exclusive license to manufacture and sell Exclusive Products using technology that is the subject matter of foreign patent applications filed by the ADAHF in certain foreign countries. In addition, the Foreign License Agreement grants the Company the non-exclusive right to manufacture and sell other products in such countries using the technology that is the subject of such foreign patent applications, including oral sprays, mouth rinses and professional gels (collectively, "Non-Exclusive Products"). The Company's payment of royalties under the License Agreement will constitute a fully-paid license under the Foreign License Agreement with respect to the Exclusive Products. Under the Foreign License Agreement, the Company is required to pay 7% of net sales of Non-Exclusive products (4% if such sales are made by an entity that enters into a joint venture with the Company and bears the costs of prosecution of foreign patent applications). Since the Company has no current foreign sales, no payments have required under this agreement.

                                ENAMELON, INC.
                   Notes to Financial Statements - Continued

10.  Employment Agreements

         The Company currently has employment agreements with five officers. Such agreements vary in length from one to five years and expire at various dates through 2003. Annual salaries (subject to adjustment) committed under the terms of existing employment contracts total $733,000, $701,500, $580,000, $465,850 and $512,425 in the years ended December 31, 1999, 2000, 2001, 2002, and 2003, respectively. In addition, the four officers receive options under the Company's stock option plans and share in an annual bonus pool, equal to 5% of the Company's net income before expenses (as defined), established under the terms of the Company's Incentive Compensation Program.

         Under the terms of the employment agreement with the Company's Chairman and Chief Executive Officer (the "CEO"), if the CEO opposes a change in control of the Company (as defined) and thereafter elects to terminate his employment with the Company, he is entitled to receive 2.9 times the sum of his current base annual salary ($350,000 as of January 1, 1999) plus any amounts due him under the Company's Incentive Compensation Plan. The CEO is entitled to 50% of the amounts allocated to the Company's Incentive Compensation Plan.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 29, 1999                ENAMELON, INC.

                                       By:    /s/ DR. STEVEN R. FOX
                                            --------------------------
                                                  Dr. Steven R. Fox,
                                            Chairman of the Board of Directors
                                                 Chief Executive Officer
                                             (Principal Executive Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                    Title                                 Date

           /s/ DR. STEVEN R. FOX                     Chairman of the Board of                    March 29, 1999
         -----------------------------                Directors and Chief Executive
               Dr. Steven R. Fox                      Officer (Principal Executive
                                                      Officer)


           /s/ EDWIN DIAZ                            Treasurer, Vice President -                 March 29, 1999
         -----------------------------                Finance and Chief Financial
               Edwin Diaz                             Officer (Principal Financial Officer)


            /s/ RICHARD A. GOTTERER                  Director                                    March 29, 1999
         -----------------------------
                Richard A. Gotterer


            /s/ ERIC D. HORODAS                      Director                                    March 29, 1999
         -----------------------------
                 Eric D. Horodas


            /s/ DR. S.N. BHASKAR                     Director                                    March 29, 1999
         -----------------------------
                Dr. S.N. Bhaskar


            /s/ DR. BERT GASTER                      Director                                    March 29, 1999
         -----------------------------
                Dr. Bert Gaster


            /s/ WALTER WILLIAMS                      Director                                    March 29, 1999
         -----------------------------
                Walter Williams


                                  Exhibit Index


(a) Exhibits
      3.1    Certificate of Incorporation of the Registrant, as amended. (1)
      3.2    Certificate of Amendment to the Certificate of Incorporation. (7)
      3.3    Certificate Eliminating Series A Preferred Stock from the Certificate of Incorporation. (7)
      3.4    Amended and Restated By-Laws of the Registrant. (7)
      3.5    Certificate of Designations, Preferences and Rights of Series B Convertible Preferred
             Stock of the Registrant. (8)
      4.1    Specimen Copy of Stock Certificate for shares of Common Stock. (1)
      4.2    Form of Registration Rights Agreement between the Registrant and certain purchasers of units. (1)
     10.1    Restated Patent License Agreement by and between the Registrant and the American
             Dental Association Health Foundation dated as of June 24, 1995. (1)
     10.2    Amendment Agreement by and between the Registrant and the American Dental
             Association Health Foundation dated as of June 12, 1995. (1)
     10.3    Amendment to Restated Patent License Agreement between the
             Registrant and the American Dental Association Health Foundation dated as of
             January 1, 1998 (5)
     10.4    Restated Foreign Patent License Agreement by and between the Registrant and the
             American Dental Association Health Foundation dated as of November 18, 1992. (1)
     10.5    Foreign License Amendment Agreement by and between the Registrant and the
             American Dental Association Health Foundation dated as of June 14, 1995. (1)
     10.6    Amendment to Restated Foreign Patent License between the Registrant and the
             American Dental Association Health Foundation dated as of January 1, 1998. (5)
     10.7    The Registrants' 1997 Incentive Stock Option Plan.(3)
     10.8    The Registrant's 1993 Stock Option Plan. (1)
     10.9    The Registrant's Incentive Compensation Plan. (1)
    10.10    Employment Agreement between the registrant and Dr. Steven R. Fox, as amended as of
             June 15, 1996. (1)
    10.11    Employment Agreement between the Registrant and Norman Usen and Nu-Products dated as of May 1, 1995. (1)
    10.12    Employment Agreement between the Registrant and Anthony E. Winston dated as of
             January 17, 1995. (1)
    10.13    Employment Agreement between the Registrant and Edwin Diaz dated July 29, 1996. (1)
    10.14    Amendment, dated January 16, 1997, to Employment Agreement between the Registrant and Anthony Winston.(2)
    10.15    Amendment, dated July 1, 1997, to Employment Agreement between the Registrant and
             Norman Usen.(4)
    10.16    Employment Agreement between the Registrant and Dr. Steven R.
             Fox dated December 17, 1998.
    10.17    Employment Agreement between the Registrant and Kim Hardingham dated February 18, 1999.
    10.18    Lease Agreement with Elaine Fox dated December 19, 1995. (1)
    10.19    Lease Agreement with Unum Life Insurance Company of America dated December 27,
    10.20    Lease Agreement with East Brunswick Woods Associates. L.P. dated November 1995. (1)
    10.21    Lease Agreement with Cedar Brook Corporate Center, L.P. dated February 24, 1998. (6)
    10.22    Amended Lease Agreement with Cedar Brook Corporate Center, L.P. dated April 24, 1998. (6)
    10.23    Securities Purchase Agreement, dated as of December 17, 1998, by and among the Registrant,
             HFTP Investments LLC, Fisher Capital Ltd., and Wingate Capital Ltd. (6)
    10.24    Registration Rights Agreement, dated as of December 17, 1998, by and among the Registrant and HFTP Investments LLC, Fisher Capital Ltd., and Wingate Capital Ltd. (6)

    21.1     Subsidiaries of the Registrant. (1)

    23.1     Consent of Independent Purblic Accountants.

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

         (5) Incorporated herein by reference from Exhibits to Registrant's
             Current Report on Form 8-K dated April 6, 1998.

         (6) Incorporated herein by reference from Exhibits to Registrant's
             Quarterly Report on Form 10-Q for the quarter ended March 31,
             1998.

         (7) Incorporated herein by reference from Exhibits to Registrants'
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1998.

         (8) Incorporated herein by reference from Exhibits to Registrant's
             Current Report on Form 8-K dated December 18, 1998.
