Form 10-Q
period 1999-03-31
ENAMELON INC
filed 1999-05-12
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                   Form 10-Q

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 1999

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

Yes    X                   No
   ----------                  ----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 10,289,536 shares of common stock, $.001 par value, as of May 3, 1999.

Transitional Small Business Disclosure Format (check one):

Yes                        No       X
   ----------                  ----------

                         Part I - Financial Information
Item 1. Financial Statements
                                 Enamelon, Inc.
                                 Balance Sheets


                                                                                           March 31,       December 31,
                                                                                             1999            1998
                                                                                          (unaudited)      (audited)
                                                                                          ------------    ------------
Assets
Current:
  Cash and cash equivalents ...........................................................   $  5,028,308    $ 13,146,989
  Short-term investments ..............................................................      3,057,488       5,028,805
  Accounts receivable less allowance of $103,279 and $69,800 ..........................      4,346,784       3,076,595
  Inventory ...........................................................................      3,431,844       2,980,252
  Prepaid expenses and other assets ...................................................        421,428         520,205
                                                                                          ------------    ------------
      Total current assets ...........................................................     16,285,852      24,752,846

Equipment, less accumulated depreciation of $763,938
  and $630,370 ........................................................................      2,716,770       2,783,334
Intangible assets, less accumulated amortization of $117,759
  and $103,515 ........................................................................        903,739         827,263
Other assets ..........................................................................        158,670         158,670
                                                                                          ------------    ------------

Total assets ..........................................................................   $ 20,065,031    $ 28,522,113
                                                                                          ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ....................................................................   $  3,465,916    $  3,497,888
  Accrued expenses ....................................................................      7,384,779       7,832,903
                                                                                          ------------    ------------
      Total current liabilities .......................................................     10,850,695      11,330,791
                                                                                          ------------    ------------

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value - shares
    authorized 5,000,000; none issued or outstanding ..................................           --              --
  Series B Convertible Preferred stock, .$.01 par value-
    shares authorized 500; issued and outstanding 500 .................................      4,833,324       4,833,324
  Common stock, $0.001 par value - shares authorized
    30,000,000;  issued and outstanding; 10,287,212
    and 10,241,739 ....................................................................         10,287          10,242
  Additional paid-in capital ..........................................................     57,075,763      56,923,114
  Accumulated deficit .................................................................    (52,705,038)    (44,575,358)
                                                                                          ------------    ------------
      Total stockholders' equity ......................................................      9,214,336      17,191,322
                                                                                          ------------    ------------

Total liabilities and stockholders' equity ............................................   $ 20,065,031    $ 28,522,113
                                                                                          ============    ============


                See accompanying notes to financial statements.

                                 Enamelon, Inc.

                            Statements of Operations
                                  (unaudited)


Three Months Ended March 31,                           1999            1998
-------------------------------------------------   ------------    ------------
Net sales .......................................   $  5,803,406    $  1,713,410
Cost of sales ...................................      2,279,340       1,009,032
                                                    ------------    ------------
   Gross profit .................................      3,524,066         704,378
                                                    ------------    ------------

Operating expenses:
  Marketing and selling .........................      9,685,924       3,564,247
  Research and testing ..........................        806,096         684,145
  Administrative and other ......................      1,249,440         915,401
                                                    ------------    ------------
    Total operating expenses ....................     11,741,460       5,163,793
                                                    ------------    ------------

Operating loss ..................................     (8,217,394)     (4,459,415)

Interest and dividend income ....................        162,714         511,073
                                                    ------------    ------------

Net loss ........................................     (8,054,680)     (3,948,342)

Accrued dividends on preferred stock ............         75,000            --
                                                    ------------    ------------

Net loss applicable to common stockholders ......   $ (8,129,680)   $ (3,948,342)
                                                    ============    ============

Net loss per common share, basic ................   $      (0.79)   $      (0.39)
                                                    ============    ============

Weighted average common shares outstanding, basic     10,262,041      10,026,704
                                                    ============    ============


                See accompanying notes to financial statements.

                                Enamelon, Inc.

                       Statement of Stockholders' Equity

                                                                                          Additional                      Total
                                        Preferred Stock            Common Stock          paid-in      Accumulated    stockholders'
                                       Shares      Amount      Shares      Par value      capital        deficit         equity
                                       ------   ----------    --------    ----------  -------------   ------------    -----------

Balance, December 31, 1998 ............    500    $4,833,324   10,241,739   $ 10,242   $ 56,923,114   $(44,575,358)   $ 17,191,322

Options exercised (unaudited) .........     --          --         38,900         39        116,661           --           116,700
Issuance of common stock for
  services rendered (unaudited) .......     --          --          6,573          6         35,988           --            35,994
Accrued preferred stock
  dividends (unaudited) ...............     --          --           --         --             --          (75,000)        (75,000)
Net loss (unaudited) ..................     --          --           --         --             --       (8,054,680)     (8,054,680)
                                         -------  ----------   ----------   --------   ------------   ------------    ------------
Balance, March 31, 1999 (unadudited) ..    500     4,833,324   10,287,212   $ 10,287   $ 57,075,763   $(52,705,038)   $  9,214,336
                                         =======  ==========   ==========   ========   ============   ============    ============


                See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Cash Flows
                                   (unaudited)


Three Months Ended March 31,                                      1999            1998
-----------------------------------------------------------   ------------    ------------
Cash flows from operating activities:
  Net loss ................................................   $ (8,054,680)   $ (3,948,342)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Stock issued for services rendered ..................         35,994            --
      Depreciation and amortization .......................        147,810          96,513

      Changes in operating assets and liabilities:
        Decrease (increase) in investments ................      1,971,317     (10,800,676)
        Increase in accounts receivable ...................     (1,270,189)       (823,916)
        Increase in inventory .............................       (451,592)     (1,252,111)
        Decrease in prepaid expenses and other assets .....         98,777           9,289
        (Decrease) increase in accounts payable
          and accrued expenses ............................       (469,179)      2,424,724
                                                              ------------    ------------
            Net cash used in operating activities .........     (7,991,742)    (14,294,519)
                                                              ------------    ------------

Cash flows from investing activities:
  Purchases of equipment ..................................        (67,002)       (426,595)
  Investments in intangible assets ........................        (90,720)       (199,901)
                                                              ------------    ------------
            Net cash used in investing activities .........       (157,722)       (626,496)
                                                              ------------    ------------

Cash flows from financing activities:
  Proceeds from issuances of common stock .................        116,700         368,962
  Offering costs ..........................................        (85,917)        (45,350)
                                                              ------------    ------------
            Net cash provided by financing activities .....         30,783         323,612
                                                              ------------    ------------

Net decrease in cash and cash equivalents .................     (8,118,681)    (14,597,403)

Cash and cash equivalents, beginning of period ............     13,146,989      21,624,954
                                                              ------------    ------------

Cash and cash equivalents, end of period ..................   $  5,028,308    $  7,027,551
                                                              ============    ============


                See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        Notes to the Financial Statements
                                   (unaudited)


1.       Statement of information furnished

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended March 31, 1999 are not necessarily indicative of results for the entire year.

                  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-KSB.

2.        Inventory

          Inventory is summarized as follows:          March 31,        December 31,
                                                         1999               1998
                                                    ----------------   ----------------
          Raw materials                                $  1,275,207       $  1,296,842
          Work in progress
                                                            622,168            624,843
          Finished goods                                  1,534,469          1,058,567
                                                    ----------------   ----------------
                                                       $  3,431,844       $  2,980,252
                                                    ================   ================

3.       Earnings per share

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings Per Share," which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. In accordance with this statement, basic loss per share for the quarters ended March 31, 1999 and 1998 was calculated by dividing net loss by the weighted average number of common shares outstanding, which amounted to 10,262,041 and 10,026,704 respectively. Diluted loss per share has not been presented since the effect of dilutive shares is antidilutive in both periods.

4.       Recent Accounting Standards

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective in the year 2000 but is not expected to affect the Company.

Item 2. Management's Discussion and Analysis and Financial Condition and Results of Operations

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


General

         The Company was founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies.

         The national distribution of Enamelon all-family toothpaste began in the first quarter of 1998, and the Company emerged from the development stage at that time. The Company expects to continue to incur operating losses through 2000 and will require additional financing by mid-year 1999. The Company has retained an investment banking firm to assist it in obtaining additional financing to meet its future cash requirements. There can be no assurances that the Company will be able to obtain additional financing to fund its operations. If adequate funds are not available, then the Company may be required to reduce the scope of operations.


Results of Operations

Three Months ended March 31, 1999 Compared to Three Months ended March 31, 1998

         Net sales for the three months ended March 31, 1999 were approximately $5,803,000 compared with approximately $1,713,000 for the three months ended March 31, 1998. The increase in sales is the result of the national distribution and growing customer acceptance of the Company's toothpaste as a result of coordinated marketing efforts, including television and radio advertising, successful coupon events as well as other promotional programs that were expanded in 1999. While the Company will continue its marketing efforts, there can be no assurance that the Company will sustain these or future increased sales levels.

         Gross profit earned for the three months ended March 31, 1999 was approximately $3,524,000 compared with approximately $704,000 for the same period in 1998. The improved gross profit for the quarter ended March 31, 1999 was the result of higher sales, lower product cost resulting from manufacturing efficiencies, and reduced raw material and packaging costs due to increased volume. The Company believes that the gross profit margin can be sustained or further improved as production levels increase as a result of manufacturing efficiencies, and if the sales volume levels are sustained.

         Total operating expenses were approximately $11,741,000 for the three months ended March 31, 1999, compared to approximately $5,164,000 for the same period in the prior year, an increase of $6,578,000. This increase was primarily the result of higher marketing and selling expenses, which increased by $6,122,000, higher research and testing expenses, which increased by $122,000, and higher administrative and other expenses, which increased by $334,000. The Company anticipates that total expenses will continue to increase over the next few years as the Company increases its product development, manufacturing and marketing activities. Such increased business activities will require additional personnel and payments to third parties.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)


         Marketing and selling expenses increased from $3,564,000 in 1998 to $9,686,000 in 1999 as a result of advertising and promotion expenses to continue launching the Company's toothpaste product into the national market. Increased marketing and selling expenses are primarily attributable to consumer and trade programs for the all family and whitening toothpaste, which include: consumer advertising and media, coupons, trade displays and promotion. The increase is attributable to the increased sales and increased distribution levels over 1998.

         Research and testing expenses increased from $684,000 in 1998 to $806,000 in 1999 primarily as a result of additional personnel and overhead expenses associated with the Company's research and development programs.

         Administrative and other expenses increased from $915,000 in 1998 to $1,249,000 in 1999 primarily attributable to increased payroll and benefits, consulting, and other administrative office expenses which resulted from the Company's expanded operations.

         Interest and dividend income decreased from $511,000 in 1998 to $163,000 in 1999 as a result of cash used to fund the Company's operations.

         Accrued dividends on preferred stock of $75,000 for the three months ended March 31, 1999 is a result of the $5,000,000 Preferred Stock offering in December 1998 which accrues interest at an annual rate of 6%.


Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock, and public offerings of Common Stock totaling approximately $56,900,000, net of expenses, and a private placement of Series B Convertible Preferred Stock totaling approximately $4,833,000, net of expenses. At March 31, 1999, the Company had cash and cash equivalents and marketable securities of approximately $8,086,000 and working capital of $5,435,000. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of March 31, 1999.

         Since its inception and through March 31, 1999, the Company had incurred losses aggregating approximately $52,705,000 and had available net operating loss carryforwards as of December 31, 1998 of approximately $44,400,000. The net operating loss carryforwards will expire if not used by the period from 2007 through 2018 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 2000 while it continues clinical testing and initial toothpaste marketing efforts.

         Since its inception and through March 31, 1999 the Company had paid approximately $3,481,000 for the purchase of equipment and approximately $1,021,000 for costs associated with obtaining patents, trademarks and licensing rights. The Company intends to use approximately $1,300,000 of its cash to purchase additional manufacturing equipment for the production of the Company's patented split system toothpaste tube, high-speed filling equipment, and computer equipment and software to support operations.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)


         The Company's cash requirements may vary materially from those now planned depending on numerous factors, including the status of the Company's marketing efforts, the Company's business development activities, the availability of alternative financing for the acquisition of manufacturing equipment, the results of clinical trials, the regulatory process and competition. Under the Company's current plan, management estimates that cash and cash equivalents on hand, together with its projected cash flow from operations, if any, will be sufficient to finance its working capital and other requirements through mid-1999. The Company has retained an investment banking firm to assist it in obtaining additional financing, either through public or private offerings, to meet its future cash requirements. Should such additional financing not become available through the investment banking firm, management believes that the Company can obtain additional financing through other sources to continue its operations. There can be no assurance that the Company will be able to obtain additional financing to fund its operations. If adequate funds are not available, then the Company may be required to reduce the scope of operations.


Readiness for Year 2000

         The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

         The Year 2000 ("Y2K") issue refers to possible events resulting directly or indirectly from the inability of digital computer equipment or software to accurately and without interruption handle dates both before and after January 1, 2000 and to process the year 2000 as a leap year.

         The Company has reviewed its manufacturing and resource planning software and current operating system and believes that they are Y2K compliant. The Company primarily utilizes operating systems obtained from Microsoft, which the Company believes, based on information provided by Microsoft, are Y2K compliant. The Company believes that none of the Company's equipment is date sensitive or otherwise uses embedded computer chips. Accordingly, the Company does not believe that embedded chip technology will present any Y2K issues. However, the Company is also checking its equipment to verify this as part of its overall Y2K program. The Company expects that the costs of achieving internal Y2K compliance will not have a material adverse impact on results of operations, liquidity or capital resources.

         The Company is in the process of formally contacting its suppliers to identify any potential disruption in the supply of raw materials. Responses to date have indicated that those suppliers do not anticipate encountering any material Y2K issues. The Company expects to resolve any significant Y2K issues before the occurrence of any business disruptions, although the Company has limited or no control over the actions of the suppliers. However, the Company believes that the supply of chemicals and raw materials used in its manufacturing processes is unlikely to be significantly disrupted. In addition, the Company, in the normal course of business, maintains adequate inventories of such raw materials to protect against short-term delivery interruptions.

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


Effect of New Accounting Pronouncement

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective in the year 2000 but is not expected to affect the Company.


Forward-Looking Statements

The foregoing discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and in the Company's Form 10-KSB for the year ended December 31, 1998. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause actual results to differ materially include, but are not limited to, the following: acceptance of the Company's products by consumers; the Company's ability to procure additional financing from time to time as necessary to maintain its operations until it becomes profitable; changes in Food and Drug Administration and Federal Trade Commission regulations as they apply to the Company's products; and challenges to patents either licensed to or held directly by the Company. Those and other risks are described in the Company's Registration Statements on Forms S-1 and S-3 and in its Annual Report on Form 10-KSB for the year ended December 31, 1998.

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended March 31, 1999 the Company issued 5,877 shares of common stock and granted warrants to purchase 1,176 shares of common stock exercisable at $6.125 per share from January 1, 2000 through December 31, 2004, to a corporation in consideration for certain advertising run in its publication in during the first quarter of 1999. The corporation represented that each of its stockholders was an accredited investor. The Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares and warrants.

During the three months ended March 31, 1999 the Company issued 696 shares of common stock to an individual consultant in consideration for services rendered during the three months ended March 31, 1999. The consultant represented that he was an accredited investor. The Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares.



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    27.1  Financial Data Schedule

(b) Reports on Form 8-K

         There were no current reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        Enamelon, Inc.


Date:   May 12, 1999                    By:      /S/ Dr. Steven R. Fox
       ---------------------                ------------------------------------
                                              Chairman of the Board of Directors
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)


Date:   May 12, 1999                    By:           /S/ Edwin Diaz
       ---------------------                ------------------------------------
                                                   Vice President - Finance,
                                                  Chief Financial Officer and
                                                           Treasurer
                                                 (Principal Financial Officer)