Form 10-Q
period 1999-06-30
ENAMELON INC
filed 1999-08-16
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    Form 10-Q

(  X )   Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the Quarterly Period ended June 30, 1999


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


                               7 Cedar Brook Drive
                           Cranbury, New Jersey 08512
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 395-6900


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes ___X___       No _______



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 12,661,809 shares of common stock, $.001 par value, as of August 9, 1999.

Transitional Small Business Disclosure Format (check one):

                      Yes _______       No ___X___

                         Part I - Financial Information

Item 1. Financial Statements

                                 Enamelon, Inc.
                                 Balance Sheets

                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                                  (unaudited)           (audited)
                                                                                 ------------         ------------
Assets
Current:
  Cash and cash equivalents...................................................   $    949,378         $ 13,146,989
  Short-term investments......................................................      1,500,125            5,028,805
  Accounts receivable less allowance of $145,312 and $69,800 .................      3,585,765            3,076,595
  Inventory...................................................................      3,122,792            2,980,252
  Prepaid expenses and other current assets...................................        332,198              520,205
                                                                                 ------------         ------------
      Total current assets....................................................      9,490,258           24,752,846

Equipment, less accumulated depreciation of $988,608
  and $630,370................................................................      2,513,727            2,783,334
Intangible assets, less accumulated amortization of $133,338
  and $103,515................................................................      1,032,658              827,263
Other assets..................................................................        221,524              158,670
                                                                                 ------------         ------------
Total assets..................................................................   $ 13,258,167         $ 28,522,113
                                                                                 ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................................................   $  5,003,522         $  3,497,888
  Accrued expenses............................................................      5,951,342            7,832,903
                                                                                 ------------         ------------
      Total current liabilities...............................................     10,954,864           11,330,791
                                                                                 ------------         ------------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value - shares
    authorized 5,000,000; none issued or outstanding..........................            ---                  ---
  Series B Convertible Preferred stock, $0.01 par value - shares
    authorized 500; issued and outstanding 436 and 500........................      4,193,324            4,833,324
  Common stock, $0.001 par value - shares authorized
    50,000,000;  issued and outstanding 10,695,459
    and 10,241,739............................................................         10,696               10,242
  Additional paid-in capital..................................................     57,773,053           56,923,114
  Accumulated deficit.........................................................    (59,673,770)         (44,575,358)
                                                                                 ------------         ------------
      Total stockholders' equity..............................................      2,303,303           17,191,322
                                                                                 ------------         ------------

Total liabilities and stockholders' equity....................................   $ 13,258,167         $ 28,522,113
                                                                                 ============         ============




                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Operations
                                   (unaudited)


                                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                                 1999            1998            1999           1998
--------------------------------------------------------     ------------    ------------    ------------    ------------
Net sales ..............................................     $  5,525,067    $  2,337,546    $ 11,328,473    $  4,050,956
Cost of sales ..........................................        2,221,360       1,251,160       4,500,700       2,260,192
                                                             ------------    ------------    ------------    ------------
   Gross profit ........................................        3,303,707       1,086,386       6,827,773       1,790,764
                                                             ------------    ------------    ------------    ------------

Operating expenses:
  Marketing and selling ................................        7,065,632       9,715,334      16,751,556      13,279,581
  Research and testing .................................          733,072         834,945       1,539,168       1,519,090
  Administrative and other .............................        1,454,044       1,078,006       2,703,484       1,993,407
  Restructuring charge .................................        1,000,000              --       1,000,000              --
                                                             ------------    ------------    ------------    ------------
    Total operating expenses ...........................       10,252,748      11,628,285      21,994,208      16,792,078
                                                             ------------    ------------    ------------    ------------

Operating loss .........................................       (6,949,041)    (10,541,899)    (15,166,435)    (15,001,314)

Interest and dividend income ...........................           64,138         462,011         226,852         973,084
                                                             ------------    ------------    ------------    ------------

Net loss ...............................................       (6,884,903)    (10,079,888)    (14,939,583)    (14,028,230)

Accrued dividends on preferred stock ...................          (83,829)             --        (158,829)             --
                                                             ------------    ------------    ------------    ------------

Net loss applicable to common stockholders .............     $ (6,968,732)   $(10,079,888)   $(15,098,412)   $(14,028,230)
                                                             ============    ============    ============    ============

Net loss per common share, basic .......................     $      (0.68)   $      (0.99)   $      (1.47)   $      (1.39)
                                                             ============    ============    ============    ============

Weighted average common shares outstanding, basic ......       10,315,773      10,151,121      10,289,055      10,093,093
                                                             ============    ============    ============    ============



                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        Statement of Stockholders' Equity


                                                                                       Additional                        Total
                                           Preferred Stock            Common Stock      paid-in         Accumulated   stockholders'
                                         Shares     Amount        Shares    Par value   capital          deficit         equity
                                         ------  -----------    ----------  ---------   ------------   ------------   -------------
Balance, December 31, 1998 ............   500    $ 4,833,324    10,241,739   $ 10,242   $ 56,923,114   $(44,575,358)   $ 17,191,322

Options exercised (unaudited) .........    --             --        38,900         39        116,661             --         116,700
Conversion of preferred stock
  (unaudited) .........................   (64)      (640,000)      402,005        402        659,385             --          19,787
Issuance of common stock for
  services rendered (unaudited) .......    --             --        12,815         13         73,893             --          73,906
Accrued preferred stock
  dividends (unaudited) ...............    --             --            --         --             --       (158,829)       (158,829)
Net loss (unaudited) ..................    --             --            --         --             --    (14,939,583)    (14,939,583)
                                        -----    -----------    ----------   --------   ------------   ------------    ------------

Balance, June 30, 1999 (unaudited) ....   436    $ 4,193,324    10,695,459   $ 10,696   $ 57,773,053   $(59,673,770)   $  2,303,303
                                        =====    ===========    ==========   ========   ============   ============    ============




                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                                  1999            1998            1999           1998
-----------------------------------------------------------   ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss ................................................   $ (6,884,903)   $(10,079,888)   $(14,939,583)   $(14,028,230)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Stock issued for services rendered ..................         37,912              --          73,906              --
      Depreciation and amortization .......................        240,249         127,104         388,061         223,617
      Changes in operating assets and liabilities:
        Decrease (increase) in investments ................      1,557,363       6,867,750       3,528,680      (3,932,926)
        Decrease (increase) in accounts receivable ........        761,019        (582,191)       (509,170)     (1,406,107)
        Decrease (increase) in inventory ..................        309,052      (1,796,233)       (142,540)     (3,048,344)
        Decrease (increase) in prepaids and other assets ..         26,376        (263,739)        125,153        (254,450)
        Increase (decrease) in accounts payable and
          accrued expenses ................................        134,013       6,625,917        (335,166)      8,961,913
                                                              ------------    ------------    ------------    ------------
           Net cash (used in) provided by operating
             activities ...................................     (3,818,919)        898,720     (11,810,659)    (13,484,527)
                                                              ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Purchases of equipment ..................................        (21,627)       (176,773)        (88,631)       (603,368)
  Investments in intangible assets ........................       (144,498)        (93,859)       (235,218)       (293,760)
                                                              ------------    ------------    ------------    ------------
            Net cash used in investing activities .........       (166,125)       (270,632)       (323,849)       (897,128)
                                                              ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuances of common stock .................              0         215,246         116,700         584,208
  Offering costs ..........................................        (93,886)        (88,728)       (179,803)        (45,350)
                                                              ------------    ------------    ------------    ------------
            Net cash (used in) provided by financing
              activities ..................................        (93,886)        126,518         (63,103)        538,858
                                                              ------------    ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents ......     (4,078,930)        754,606     (12,197,611)    (13,842,797)

Cash and cash equivalents, beginning of period ............      5,028,308       7,027,551      13,146,989      21,624,954
                                                              ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period ..................   $    949,378    $  7,782,157    $    949,378    $  7,782,157
                                                              ============    ============    ============    ============

Supplemental disclosure of non-cash transactions:

 Accrual of preferred stock dividends ....................         83,829                         158,829
                                                              ============                    ============
  Issuance of common stock / reduction in
     accrued dividends ....................................         19,787                          19,787
                                                              ============                    ============



                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        Notes to the Financial Statements
                                   (unaudited)



1.       Statement of Information Furnished

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended June 30, 1999 are not necessarily indicative of results for the entire year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-KSB.


2.       Inventory

Inventory is summarized as follows:

                                      June 30,          December 31,
                                        1999                1998
                                    -----------         -----------
         Raw materials              $   811,590         $ 1,296,842
         Work in progress               837,165             624,843
         Finished goods               1,474,037           1,058,567
                                    -----------         -----------
                                    $ 3,122,792         $ 2,980,252
                                    ===========         ===========


3.       Series B Convertible Preferred Stock

In December 1998, the Company completed a private placement of 500 shares of Series B Convertible Preferred Stock, $.01 par value, to three purchasers, for an aggregate purchase price of $5,000,000. Each share has a stated value of $10,000, and each shareholder is entitled to a 6% return per annum, which is being accounted for as a cumulative dividend and will be payable on conversion in cash or the Company's Common Stock at the Company's option. The holders of the Series B Convertible Preferred Stock can convert it into Common Stock at the lower of (i) 92.84% of the average of the five lowest closing sales prices in the 40 trading days immediately preceding the conversion or (ii) $6.67. The conversion price as of August 9, 1999 was $1.01544. The Company can require holders of the Series B Convertible Preferred Stock to convert it into Common Stock at any time between March 1, 1999 and August 28, 1999 if the closing price of the Company's Common Stock exceeds 200% of the maximum conversion price for 20 consecutive trading days. After August 28, 1999, the Company can require holders of the Series B Convertible Preferred Stock to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the maximum conversion price for 20 consecutive days. Holders of the Series B Convertible Preferred Stock will be required to convert their shares on December 17, 2001, if they have not converted prior to that time.

                                 Enamelon, Inc.
                        Notes to the Financial Statements
                             (unaudited) (continued)



3.       Series B Convertible Preferred Stock (continued)

Under the Series B Convertible Preferred Stock certificate of designations, no selling securityholder can convert Series B Convertible Preferred Stock to the extent such conversion would cause such selling securityholder's beneficial ownership of Common Stock (other than shares deemed beneficially owned through ownership of unconverted shares of Series B Convertible Preferred Stock) to exceed 4.99% of the outstanding shares of Common Stock. In addition, the Company is not required to issue shares of Common Stock on conversion of Series B Convertible Preferred Stock if any holder, together with its affiliates, (1) would beneficially own more than 10% of the outstanding Common Stock after conversion and (2) would have acquired more than 10% of the Common Stock in the 60-day period ending on the date of conversion.

As of August 9, 1999 there were 238 shares of Series B Convertible Preferred Stock outstanding and the Company has issued 2,336,396 shares of Common Stock for the conversion of 262 shares of Series B Convertible Preferred Stock, including 198 shares since June 30, 1999, plus accrued dividends of $87,220, including $67,433 since June 30, 1999.


4.       Restructuring Charge

On June 4, 1999 the Company authorized and announced organizational changes to refocus the Company's marketing efforts and reduce overhead to lower its operating costs. In connection with these organizational changes, the Company recorded a $1 million restructuring charge. This charge includes approximately $782,000 for anticipated costs related to ceasing operations in leased facilities which are not currently being fully used, $166,000 for penalty costs related to the early termination of contractual obligations, and $52,000 for costs incurred in connection with the termination of approximately 20 employees. The Company anticipates the restructuring plan to be completed by the end of 2000.


5.       Recent Accounting Standards

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is effective in the year 2001; but is not expected to affect the Company.


6.       Subsequent Event

On July 29, 1999, the Company entered into a three-year, $7,500,000 million credit facility (the "Facility") from a finance company. The Facility consists of a $1,000,000 term loan (the "Initial Term Loan"), a $2,500,000 line to be used for future capital expenditures (the "Additional Term Loans"), and $4,000,000 (plus any unused portion of the Initial Term Loan and the Additional Term Loans) as a revolving line of credit (the "Revolver") based upon eligible accounts receivable and inventory. Availability of the Additional Term Loans, as well as availability under the Revolver based upon eligible inventory, are conditioned upon the Company securing equity financing of at least $5,000,000. All borrowings under the Facility bear interest at the prime rate (8.0% at August 9, 1999) plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, the lender can increase the interest rate to the prime rate plus 2.0%. The Facility is secured by a lien on the Company's assets. As of August 9, 1999, maximum available borrowings, and actual borrowings, under the Facility totaled approximately $2,000,000.

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

         The national distribution of Enamelon(R) all-family toothpaste began in the first quarter of 1998, and the Company emerged from the development stage at that time. During the second quarter of 1999, the Company introduced its second product, Enamelon(R) Calcium Whitening System(TM) toothpaste. On June 4, 1999, the Company announced organizational changes to refocus its marketing efforts and reduce its overhead with the intention of lowering operating costs. The Company will change the balance of its marketing efforts, with increased focus on targeting dental professionals to increase their awareness of its products and reduced focus on consumer mass media. The Company also plans to concentrate its research and development expenditures on obtaining the American Dental Association Seal of Approval for its all-family toothpaste and continuing clinical studies of its remineralization technology. Consistent with this reorganization, the Company reduced its staff from 50 employees to approximately 30 employees. The Company believes that these actions will help it approach break even on a cash basis, which should enhance its opportunities to obtain additional financing. The Company expects to continue to incur operating losses through 2000 and will require additional financing to continue operating at its current level. The Company is actively seeking financing from a variety of sources. There can be no assurances that the Company will be able to obtain additional financing to fund its operations. If adequate funds are not available, then the Company may be required to further reduce the scope of operations or cease operating entirely.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Net sales for the three months ended June 30, 1999 were approximately $5,525,000 compared to approximately $2,338,000 for the same period in 1998. The increase in sales is the result of the national distribution and growing customer acceptance of the Company's toothpaste products resulting from coordinated marketing efforts, successful coupon events, as well as other promotional programs that were expanded in early 1999. In addition, during the second quarter of 1999, the Company launched its second product, Enamelon(R) Calcium Whitening System(TM) toothpaste. As a result of the Company's refocused marketing and cost reduction strategy, the Company anticipates that there will be a concomitant reduction in sales.

         Gross profit earned for the three months ended June 30, 1999 was approximately $3,304,000 compared to approximately $1,086,000 for the same period in 1998. The improved gross profit for the quarter ended June 30, 1999 was the result of higher sales, lower product cost resulting from manufacturing efficiencies, and reduced raw material and packaging costs due to increased volume. As a result of the Company's refocused marketing and cost reduction strategy, there can be no assurance that the Company will sustain these gross profit levels if current sales levels are not sustained.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)


         Total operating expenses were approximately $10,253,000 for the three months ended June 30, 1999, compared to approximately $11,628,000 for the same period in 1998. This decrease of approximately $1,376,000 was primarily the result of lower marketing and selling expenses of $2,650,000 and lower research and testing expenses of $102,000, offset by increased administrative and other expenses of $376,000 and a restructuring charge of $1,000,000.

         Marketing and selling expenses decreased from approximately $9,715,000 for the three months ended June 30, 1998 to approximately $7,065,000 for the same period in 1999, primarily as a result of a decrease in advertising and promotion expenses. The Company's revised marketing strategy includes focusing its marketing efforts to target the dental community, while reducing consumer advertising and media spending. By targeting dental professionals the Company intends to increase the number of dentists and hygienists recommending its products, with the expectation that this will drive consumer demand. The Company intends to align its marketing expenditures to be consistent with its anticipated sales levels.

         Research and testing expenses decreased from approximately $835,000 for the three months ended June 30, 1998 to approximately $733,000 for the same period in 1999, primarily as a result of confining the Company's research and testing expenditures primarily to obtaining the American Dental Association's seal of approval for its all-family toothpaste and continuing clinical studies of its remineralization technology. The Company will continue to limit its personnel and overhead expenses associated with research and testing programs.

         Administrative and other expenses increased from approximately $1,078,000 for the three months ended June 30, 1998 to approximately $1,454,000 for the same period in 1999, primarily as a result of increased payroll and benefits, consulting, and other administrative office expenses which resulted from the Company's increased operations.

         The Company recorded a restructuring charge of $1,000,000 in the three months ended June 30, 1999 for costs related to implementing the organizational changes discussed above. These costs include approximately $782,000 for anticipated costs associated with ceasing operations in leased facilities which are not currently being fully used, $166,000 for penalty costs related to the early termination of contractual obligations, and $52,000 for costs incurred in connection with the termination of approximately 20 employees. The Company anticipates the restructuring plan to be completed by the end of 2000.

         Interest and dividend income decreased from approximately $462,000 for the three months ended June 30,1998 to approximately $64,000 for the same period in 1999, primarily as a result of cash used to fund the Company's operations. The Company will begin to record interest expense as a result of a new credit facility agreement. Borrowings outstanding under the credit facility will bear interest at the prime rate plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, the lender has the right to increase the interest rate to the prime rate plus 2%.

         Accrued dividends on preferred stock of $83,829 for the three months ended June 30, 1999 relate to the $5,000,000 Series B Preferred Stock offering in December 1998 which accrue at an annual rate of 6%. The Company anticipates a reduction in accrued dividends as result of the conversions of the Series B Convertible Preferred Stock. As of August 9, 1999 there were 238 shares of Series B Convertible Preferred Stock outstanding.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Net sales for the six months ended June 30, 1999 were approximately $11,328,000 compared to approximately $4,051,000 for the same period in 1998. The increase in sales is the result of the national distribution and growing customer acceptance of the Company's toothpaste resulting from coordinated marketing efforts, successful coupon events, as well as other promotional programs that were expanded in early 1999. In addition, during the second quarter of 1999, the Company launched its second product, Enamelon(R) Calcium Whitening System(TM) toothpaste. As a result of the Company's refocused marketing and cost reduction strategy, the Company anticipates that there will be a concomitant reduction in sales.

         Gross profit earned for the six months ended June 30, 1999 was approximately $6,828,000 compared to approximately $1,791,000 for the same period in 1998. The improved gross profit for the six months ended June 30, 1999 was the result of higher sales, lower product cost resulting from manufacturing efficiencies, and reduced raw material and packaging costs due to increased volume. As a result of the Company's refocused marketing and cost reduction strategy, there can be no assurance that the Company will sustain these gross profit levels if current sales levels are not sustained.

         Total operating expenses were approximately $21,994,000 for the six months ended June 30, 1999, compared to approximately $16,792,000 for the same period in 1998. This increase of approximately $5,202,000 was the result of higher marketing and selling expenses of $3,472,000, higher research and testing expenses of $20,000, higher administrative and other expenses of $710,000, and a restructuring charge of $1,000,000.

         Marketing and selling expenses increased from approximately $13,280,000 for the six months ended June 30, 1998 to approximately $16,752,000 for the same period in 1999, primarily as a result of increased advertising and promotion expenses in the first quarter of 1999 to continue launching the Company's toothpaste product into the national market. Increased marketing and selling expenses are primarily attributable to consumer and trade programs for the all family and whitening toothpaste, which include: consumer advertising and media, coupons, trade displays and promotion. Expenses also increased as a result of increased sales and increased distribution levels over the same period in 1998.

         Research and testing expenses increased from approximately $1,519,000 for the six months ended June 30, 1998 to approximately $1,539,000 for the same period in 1999, primarily as a result of additional personnel and overhead expenses associated with the Company's research and development programs.

         Administrative and other expenses increased from approximately $1,993,000 for the six months ended June 30, 1998 to approximately $2,703,000 for the same period in 1999, primarily as a result of increased payroll and benefits, consulting, and other administrative office expenses which resulted from the Company's expanded operations.

         The Company recorded a restructuring charge of $1,000,000 in the six months ended June 30, 1999 for costs related to implementing the organizational changes discussed above. These costs include approximately $782,000 for anticipated costs associated with ceasing operations in leased facilities which are not currently being fully used, $166,000 for penalty costs related to the early termination of contractual obligations, and $52,000 for costs incurred in connection with the termination of approximately 20 employees. The Company anticipates the restructuring plan to be completed by the end of 2000.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)


         Interest and dividend income decreased from $973,000 for the six months ended June 30, 1998 to $227,000 for the same period in 1999, primarily as a result of cash used to fund the Company's operations. The Company will begin to record interest expense as a result of a new credit facility agreement. Borrowings outstanding under the credit facility will bear interest at the prime rate plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, outstanding borrowings will bear interest at the prime rate plus 2%.

         Accrued dividends on preferred stock of $158,829 for the six months ended June 30, 1999 is a result of the $5,000,000 Preferred Stock offering in December 1998 which accrue at an annual rate of 6%. The Company anticipates a reduction in accrued dividends as result of the conversions of the Series B Convertible Preferred Stock. As of August 9, 1999 there were 238 shares of Series B Convertible Preferred Stock outstanding.


Liquidity and Capital Resources

         Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock, and public offerings of Common Stock totaling approximately $56,900,000, net of expenses, and a private placement of Series B Convertible Preferred Stock totaling approximately $4,833,000, net of expenses. At June 30, 1999, the Company had cash, cash equivalents, and marketable securities totaling approximately $2,450,000 and a working capital deficit of $1,465,000. The Company had no outstanding debt (other than accounts payable and accrued expenses) or available lines of credit as of June 30, 1999.

         On July 29, 1999, the Company entered into a three-year, $7,500,000 million credit facility (the "Facility") from a finance company. The Facility consists of a $1,000,000 term loan (the "Initial Term Loan"), a $2,500,000 line to be used for future capital expenditures (the "Additional Term Loans"), and $4,000,000 (plus any unused portion of the Term Loan) as a revolving line of credit (the "Revolver") based upon eligible accounts receivable and inventory. Availability of the Additional Term Loans, as well as availability under the Revolver based upon eligible inventory, are conditioned upon the Company securing equity financing of at least $5,000,000. All borrowings under the Facility bear interest at the prime rate (8.0% at August 9, 1999) plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, the lender can increase the interest rate to the prime rate plus 2.0%. The Facility is secured by a lien on the Company's assets. As of August 9, 1999, maximum available borrowings, and actual borrowings, under the Facility totaled approximately $2,000,000.

         Since its inception, and through June 30, 1999, the Company had incurred losses aggregating approximately $59,515,000 and had available net operating loss carry-forwards as of December 31, 1998 of approximately $44,400,000. The net operating loss carry-forwards will expire if not used by the period from 2007 through 2018 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 2000 while it continues clinical testing and toothpaste marketing efforts.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)


         From its inception through June 30, 1999 the Company had paid approximately $3,502,000 for the purchase of equipment and approximately $1,166,000 for costs associated with obtaining patents, trademarks and licensing rights. If the Company obtains equity financing of at least $5 million, it will have $2,500,000 of its credit facility available for future capital expenditure requirements.

         The Company presently has a substantial cash flow deficit and will require significant additional financing to continue its operations until it can generate positive cash flow from operations. It is actively seeking additional financing through a variety of sources. There can be no assurance, however, that the Company will be able to obtain such additional financing. If the Company is unable to obtain additional financing in the near future, it will be required to further curtail or suspend its operations. Additional equity financing, if available, may involve substantial dilution to existing stockholders.

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


Effect of New Accounting Pronouncement

         In June 1998, the FASB issued SFAS 133, "Accounting for
Derivative Instruments and Hedging Activities." This statement, as amended, is effective in the year 2001; but it is not expected to affect the Company.


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

                           Part II - Other Information


Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended June 30, 1999 the Company issued 5,877 shares of common stock and granted warrants to purchase 1,176 shares of common stock exercisable at $6.125 per share from January 1, 2000 through December 31, 2004, to a corporation in consideration for certain advertising run in its publication during the second quarter of 1999. The corporation represented that each of its stockholders was an accredited investor. The Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares and warrants.

During the three months ended June 30, 1999, the Company issued 365 shares of common stock to an individual consultant in consideration for services rendered during the three months ended March 31, 1999. The consultant represented that he was an accredited investor. The Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares.

During the three months ended June 30, 1999, the Company issued 402,005 shares of common stock to the holders of its Series B Convertible Preferred stock upon the conversion of 64 shares of Series B Convertible Preferred stock plus the 6% accrual amount on such shares. The Company relied on Section 3(a)(9) of the Securities Act for the exemption from registration in connection with the issuance of such shares.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated June 4, 1999, representing the restructuring of its business under Item 5.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Enamelon, Inc.



Date:     August 16, 1999               By:        /S/ Dr. Steven R. Fox
        -----------------------             ------------------------------------
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer
                                               (Principal Executive Officer)



Date:     August 16, 1999               By:           /S/ Edwin Diaz
        -----------------------             ------------------------------------
                                                 Vice President - Finance,
                                                Chief Financial Officer and
                                                         Treasurer
                                               (Principal Financial Officer)