Form 10-Q
period 1999-09-30
ENAMELON INC
filed 1999-11-12
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    Form 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            Yes /X/      No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 14,742,434 shares of common stock, $.001 par value, as of November 12, 1999.

Transitional Small Business Disclosure Format (check one):

                            Yes / /      No /X/

                         Part I - Financial Information

Item 1. Financial Statements

                                 Enamelon, Inc.
                                 Balance Sheets

                                                                   September 30,   December 31,
                                                                       1999           1998
                                                                    (unaudited)     (audited)
                                                                   ------------    ------------
Assets
Current:
  Cash and cash equivalents ....................................   $    302,213    $ 13,146,989
  Short-term investments .......................................        506,737       5,028,805
  Accounts receivable less allowance of $141,542 and $69,800 ...      2,501,441       3,076,595
  Inventory ....................................................      2,492,677       2,980,252
  Prepaid expenses and other current assets ....................        631,632         520,205
                                                                   ------------    ------------
      Total current assets .....................................      6,434,700      24,752,846

Equipment, less accumulated depreciation of $1,121,950
  and $630,370 .................................................      2,380,384       2,783,334
Intangible assets, less accumulated amortization of $151,041
  and $103,515 .................................................      1,047,276         827,263
Other assets ...................................................        223,000         158,670
                                                                   ------------    ------------

Total assets ...................................................   $ 10,085,360    $ 28,522,113
                                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt ............................   $  1,338,585    $         --
  Accounts payable .............................................      2,898,804       3,497,888
  Accrued expenses .............................................      4,057,637       7,832,903
                                                                   ------------    ------------
      Total current liabilities ................................      8,295,026      11,330,791
                                                                   ------------    ------------

Long-term debt, less current portion ...........................        783,333              --

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value - shares authorized
    5,000,000; issued and outstanding 113 and 500 Series B .....             --              --
  Series B Convertible Preferred stock, $0.01 par value - shares
    authorized 500; issued and outstanding 113 and 500 .........        963,324       4,833,324
  Common stock, $0.001 par value - shares authorized
    50,000,000;  issued and outstanding 10,241,739
    and 14,013,677 .............................................         14,014          10,242
  Additional paid-in capital ...................................     61,157,467      56,923,114
  Accumulated deficit ..........................................    (61,127,804)    (44,575,358)
                                                                   ------------    ------------
      Total stockholders' equity ...............................      1,007,001      17,191,322
                                                                   ------------    ------------

Total liabilities and stockholders' equity .....................   $ 10,085,360    $ 28,522,113
                                                                   ============    ============

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Operations
                                   (unaudited)

                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                          1999            1998              1999            1998
--------------------------------------------------- --------------    --------------   -------------    --------------
Net sales .........................................   $  3,056,016    $  4,943,965      $ 14,384,489    $  8,994,921
Cost of sales .....................................      1,279,503       2,286,882         5,780,203       4,546,899
                                                      ------------    ------------      ------------    ------------
   Gross profit ...................................      1,776,513       2,657,083         8,604,286       4,448,022
                                                      ------------    ------------      ------------    ------------

Operating expenses:
  Marketing and selling ...........................      2,127,777      10,749,269        18,879,333      24,028,850
  Research and testing ............................        410,528         794,796         1,949,696       2,313,887
  Administrative and other ........................        625,120       1,062,629         3,328,604       3,056,207
  Restructuring charge ............................             --              --         1,000,000              --
                                                      ------------    ------------      ------------    ------------
    Total operating expenses ......................      3,163,425      12,606,694        25,157,633      29,398,944
                                                      ------------    ------------      ------------    ------------

Operating loss ....................................     (1,386,912)     (9,949,611)      (16,553,347)    (24,950,922)

Interest and dividend (expense) income ............        (31,904)        343,948           194,948       1,317,031
                                                      ------------    ------------      ------------    ------------

Net loss ..........................................     (1,418,816)     (9,605,663)      (16,358,399)    (23,633,891)

Accrued dividends on preferred stock ..............         35,218              --           194,047              --
                                                      ------------    ------------      ------------    ------------

Net loss applicable to common stockholders ........   $ (1,454,034)   $ (9,605,663)     $(16,552,446)   $(23,633,891)
                                                      ============    ============      ============    ============

Net loss per common share, basic ..................   $      (0.11)   $      (0.94)     $      (1.49)   $      (2.33)
                                                      ============    ============      ============    ============

Weighted average common shares outstanding, basic .     12,762,998      10,233,124        11,102,039      10,140,283
                                                      ============    ============      ============    ============

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        Statement of Stockholders' Equity

                                           Preferred Stock           Common Stock        Additional                       Total
                                           ---------------           ------------         paid-in     Accumulated     stockholders'
                                         Shares     Amount         Shares    Par value    capital        deficit         equity
                                         ------   -----------    ----------  ---------  -----------   ------------    ------------
Balance, December 31, 1998 ..............  500    $ 4,833,324    10,241,739   $10,242   $56,923,114   $(44,575,358)   $ 17,191,322

Options exercised (unaudited) ...........   --             --        38,900        39       116,661             --         116,700
Conversion of preferred stock
  (unaudited)                             (387)    (3,870,000)    3,713,866     3,714     4,007,208             --         140,922
Issuance of common stock for
  services rendered (unaudited) .........   --             --        19,172        19       110,484             --         110,503
Accrued preferred stock
  dividends (unaudited) .................   --             --            --        --            --       (194,047)       (194,047)
Net loss (unaudited) ....................   --             --            --        --            --    (16,358,399)    (16,358,399)
                                          ----    -----------    ----------   -------   -----------   ------------    ------------

Balance, September 30, 1999 (unaudited) .  113    $   963,324    14,013,677   $14,014   $61,157,467   $(61,127,804)   $  1,007,001
                                          ====    ===========    ==========   =======   ===========   ============    ============

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                            Three Months Ended September 30, Nine Months Ended September 30,
                                                                  1999            1998            1999            1998
----------------------------------------------------------- --------------    -------------- -------------    --------------
Cash flows from operating activities:
  Net loss ................................................   $ (1,418,816)    $(9,605,663)   $(16,358,399)   $(23,633,891)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Stock issued for services rendered ..................         36,597              --         110,503              --
      Depreciation and amortization .......................        151,046         131,649         539,106         355,264
      Loss on disposal of furniture and fixtures ..........             --          37,178              --          37,178
      Changes in operating assets and liabilities:
        Decrease in investments ...........................        993,388       4,735,925       4,522,068         802,999
        Decrease (increase) in accounts receivable ........      1,084,324      (2,088,749)        575,154      (3,494,856)
        Decrease (increase) in inventory ..................        630,115       1,110,050         487,575      (1,938,294)
        (Increase) decrease in prepaids and other assets ..       (300,910)         11,920        (175,757)       (242,530)
        (Decrease) increase in accounts payable
          accrued expenses ................................     (3,884,014)        787,079      (4,219,180)      9,748,992
                                                              ------------    ------------    ------------    ------------
            Net cash used in operating activities .........     (2,708,270)     (4,880,611)    (14,518,930)    (18,365,138)
                                                              ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Purchases of equipment ..................................             --         (91,819)        (88,630)       (695,187)
  Investments in intangible assets ........................        (32,321)        (67,202)       (267,539)       (360,962)
                                                              ------------    ------------    ------------    ------------

            Net cash used in investing activities .........        (32,321)       (159,021)       (356,169)     (1,056,149)
                                                              ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from notes payable .............................      3,129,421              --       3,129,421              --
  Repayment of notes payable ..............................     (1,007,503)             --      (1,007,503)             --
  Proceeds from issuances of common stock .................             --          70,044         116,700         654,252
  Offering costs ..........................................        (28,492)             --        (208,295)        (45,350)
                                                              ------------    ------------    ------------    ------------
            Net cash provided by financing activities .....      2,093,426          70,044       2,030,323         608,902
                                                              ------------    ------------    ------------    ------------

Net decrease in cash and cash equivalents .................       (647,165)     (4,969,588)    (12,844,776)    (18,812,385)

Cash and cash equivalents, beginning of period ............        949,378       7,782,157      13,146,989      21,624,954
                                                              ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period ..................   $    302,213    $  2,812,569    $    302,213    $  2,812,569
                                                              ============    ============    ============    ============

Supplemental disclosure of non-cash transactions:
  Accrual of preferred stock dividends ....................   $     35,218    $         --    $    194,047    $         --
                                                              ============    ============    ============    ============
  Issuance of common stock / reduction in accrued dividends   $    121,135    $         --    $    140,922    $         --
                                                              ============    ============    ============    ============

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        Notes to the Financial Statements
                                   (unaudited)

1. Statement of Information Furnished

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results for the interim period ended September 30, 1999 are not necessarily indicative of results for the entire year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-KSB.

2. Inventory

Inventory is summarized as follows:

                                  September 30,  December 31,
                                       1999         1998
                                  -------------  ------------
      Raw materials                $  665,441    $1,296,842
      Work in progress                680,189       624,843
      Finished goods                1,147,047     1,058,567
                                   ----------    ----------
                                   $2,492,677    $2,980,252
                                   ==========    ==========

3. Long-term Debt

Long-term debt is comprised of the following:

                                    September 30,
                                        1999
                                    ------------
      Revolver                      $  1,138,585
      Initial term loan                  983,333
                                    ------------
           Total long-term debt        2,121,918
      Less: current portion           (1,338,585)
                                    ------------
                                    $    783,333
                                    ============

On July 29, 1999, the Company entered into a three-year, $7,500,000 million credit facility (the "Facility") from a finance company. The Facility consists of a $1,000,000 term loan (the "Initial Term Loan"), a $2,500,000 line to be used for future capital expenditures (the "Additional Term Loans"), and $4,000,000 (plus any unused portion of the Initial Term Loan and the Additional Term Loans) as a revolving line of credit (the "Revolver") based upon eligible accounts receivable and inventory. Availability of the Additional Term Loans, as well as availability under the Revolver based upon eligible inventory, are conditioned upon the Company securing equity financing of at least $5,000,000. All borrowings under the Facility bear interest at the prime rate (8.25% at September 30, 1999) plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, the lender can increase the interest rate to the prime rate plus 2.0%. The Facility is secured by a lien on substantially all of the Company's assets. As of November 12 1999, maximum available borrowings, and actual borrowings, under the Facility totaled approximately $1,800,000.

                                 Enamelon, Inc.
                        Notes to the Financial Statements
                             (unaudited) (continued)

4. Series B Convertible Preferred Stock

In December 1998, the Company completed a private placement of 500 shares of Series B Convertible Preferred Stock, $.01 par value, to three purchasers, for an aggregate purchase price of $5,000,000. Each share has a stated value of $10,000, and each shareholder is entitled to a 6% return per annum, which is being accounted for as a cumulative dividend and will be payable on conversion in cash or the Company's Common Stock at the Company's option. The holders of the Series B Convertible Preferred Stock can convert it into Common Stock at the lower of (i) 92.84% of the average of the five lowest closing sales prices in the 40 trading days immediately preceding the conversion or (ii) $6.67. The conversion price as of November 12, 1999 was $0.3232. The Company can require holders of the Series B Convertible Preferred Stock to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the maximum conversion price for 20 consecutive trading days. Holders of the Series B Convertible Preferred Stock will be required to convert their shares on December 17, 2001, if they have not converted prior to that time.

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

As of November 12, 1999 there were 70 shares of Series B Convertible Preferred Stock outstanding and the Company had issued 4,442,623 shares of Common Stock upon the conversion of 430 shares of Series B Convertible Preferred Stock, including 43 shares since September 30, 1999, plus accrued dividends of $162,435 including $21,513 since September 30, 1999.

5. Restructuring Charge

On June 4, 1999 the Company authorized and announced organizational changes to refocus the Company's marketing efforts and reduce overhead to lower its operating costs. In connection with these organizational changes, the Company recorded a $1 million restructuring charge. This charge includes approximately $782,000 for anticipated costs related to ceasing operations in leased facilities which are not currently being fully used, $166,000 for penalty costs related to the early termination of contractual obligations, and $52,000 for costs incurred in connection with the termination of approximately 20 employees. As of September 30, 1999, the remaining accrued restructuring charge was approximately $747,000. The Company anticipates the restructuring plan to be completed by the end of 2000.

6. Recent Accounting Standards

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is effective in 2001; but it is not expected to affect the Company.

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

      The national distribution of Enamelon(R) all-family toothpaste began in the first quarter of 1998, and the Company emerged from the development stage at that time. During the second quarter of 1999, the Company introduced its second product, Enamelon(R) Calcium Whitening System(TM) toothpaste. On June 4, 1999, the Company announced organizational changes to refocus its marketing efforts and reduce its overhead with the intention of lowering operating costs. The Company has changed the balance of its marketing efforts, with increased focus on targeting dental professionals to increase their awareness of its products and reduced focus on consumer mass media. The Company also plans to concentrate its research and development expenditures on obtaining the American Dental Association Seal of Approval for its all-family toothpaste and continuing clinical studies of its remineralization technology. Consistent with this reorganization, the Company reduced its staff from 50 employees to approximately 30 employees. The Company believes that these actions will help it approach break even on a cash basis, which should enhance its opportunities to obtain additional financing. The Company expects to continue to incur operating losses through 2000 and will require additional financing to continue operating at its current level. The Company is actively seeking financing from a variety of sources. There can be no assurances that the Company will be able to obtain additional financing to fund its operations. If adequate funds are not available, then the Company may be required to further reduce the scope of operations or cease operating entirely, and may be required to seek protection under federal bankruptcy laws.

Results of Operations

Three Months ended September 30, 1999 Compared to Three Months ended September 30, 1998

      Net sales for the three months ended September 30, 1999 were approximately $3,056,000 compared to approximately $4,944,000 for the same period in 1998. The reduction is sales is the result of the Company's refocused marketing and cost reduction strategy. As a result of the Company's refocused marketing and cost reduction strategy, the Company anticipates that there will be a concomitant reduction in sales.

      Gross profit earned for the three months ended September 30, 1999 was approximately $1,777,000 compared to approximately $2,657,000 for the same period in 1998. The reduction in gross profit is related to the decrease in sales resulting from the Company's refocused marketing and cost reduction strategy. There can be no assurance that the Company will sustain current gross profit levels if current sales levels are not sustained.

      Total operating expenses were approximately $3,164,000 for the three months ended September 30, 1999, compared to approximately $12,607,000 for the same period in 1998. This decrease of approximately $9,443,000 was the result of lower marketing and selling expenses of $8,621,000, lower research and testing expenses of $384,000, and lower administrative and other expenses of $438,000.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)

      Marketing and selling expenses decreased from approximately $10,749,000 for the three months ended September 30, 1998 to approximately $2,128,000 for the same period in 1999, primarily as a result of decreased advertising and promotion expenses. The Company's revised marketing strategy includes focusing its marketing efforts to target the dental community, while reducing consumer advertising and media spending. By targeting dental professionals the Company intends to increase the number of dentists and hygienists recommending its products, with the expectation that this will drive consumer demand. The Company intends to align its marketing expenditures to be consistent with its anticipated sales levels.

      Research and testing expenses decreased from approximately $795,000 for the three months ended September 30, 1998 to approximately $411,000 for the same period in 1999, primarily as a result of confining the Company's research and testing expenditures primarily to obtaining the American Dental Association's Seal of Approval for its all-family toothpaste and continuing clinical studies of its remineralization technology. The Company will continue to limit its personnel and overhead expenses associated with research and testing programs.

      Administrative and other expenses decreased from approximately $1,063,000 for the three months ended September 30, 1998 to approximately $625,000 for the same period in 1999, primarily as a result of the Company's organizational changes to reduce overhead. The reduction is primarily attributable to reduced consulting, salaries and administrative office expenses.

      Interest and dividend (expense)/income decreased from income of approximately $344,000 for the three months ended September 30, 1998 to expense of approximately $32,000 for the same period in 1999, primarily as a result of the decrease in cash used to fund the Company's operations, and interest expense incurred in connection with the Company's new credit facility agreement. Borrowings outstanding under the credit facility bear interest at the prime rate plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, the lender has the right to increase the interest rate to the prime rate plus 2%. As of November 12, 1999, maximum available borrowings, and actual borrowings, under the Facility totaled approximately $1,800,000.

      Accrued dividends of approximately $35,000 for the three months ended September 30, 1999 resulted from the 6% annual accrual amount on the Series B Convertible Preferred Stock issued in December 1998. The Company anticipates a reduction in accrued dividends as a result of the conversions of the Series B Convertible Preferred Stock. As of November 12, 1999, there were 70 shares of Series B Convertible Preferred Stock outstanding.

Nine Months ended September 30, 1999 Compared to Nine Months ended September 30, 1998

      Net sales for the nine months ended September 30, 1999 were approximately $14,384,000 compared to approximately $8,995,000 for the same period in 1998. The increase in sales is the result of the national distribution and growing customer acceptance of the Company's toothpaste resulting from coordinated marketing efforts, successful coupon events, as well as other promotional programs that were expanded in early 1999. In addition, during the second quarter of 1999, the Company launched its second product, Enamelon(R) Calcium Whitening System(TM) toothpaste. As a result of the Company's refocused marketing and cost reduction strategy, the Company anticipates that there will be a concomitant reduction in sales.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)

      Gross profit earned for the nine months ended September 30, 1999 was approximately $8,604,000 compared to approximately $4,448,000 for the same period in 1998. The improved gross profit for the nine months ended September 30, 1999 was the result of higher sales, lower product cost resulting from manufacturing efficiencies, and reduced raw material and packaging costs due to increased volume. As a result of the Company's refocused marketing and cost reduction strategy, there can be no assurance that the Company will sustain these gross profit levels if current sales levels are not sustained.

      Total operating expenses were approximately $25,158,000 for the nine months ended September 30, 1999, compared to approximately $29,399,000 for the same period in 1998. This decrease of approximately $4,241,000 was the result of lower marketing and selling expenses of $5,149,000 and lower research and testing expenses of $364,000, offset by higher administrative and other expenses of $272,000 and a restructuring charge of $1,000,000.

      Marketing and selling expenses decreased from approximately $24,029,000 for the nine months ended September 30, 1998 to approximately $18,880,000 for the same period in 1999, primarily as a result of decrease in advertising and promotion expenses. The Company's revised marketing strategy includes focusing its marketing efforts to target the dental community, while reducing consumer advertising and media spending. By targeting dental professionals the Company intends to increase the number of dentists and hygienists recommending its products, with the expectation that this will drive consumer demand. The Company intends to align its marketing expenditures to be consistent with its anticipated sales levels.

      Research and testing expenses decreased from approximately $2,314,000 for the nine months ended September 30, 1998 to approximately $1,950,000 for the same period in 1999, primarily as a result of confining the Company's research and testing expenditures primarily to obtaining the American Dental Association's seal of approval for its all-family toothpaste and continuing clinical studies of its remineralization technology. The Company will continue to limit its personnel and overhead expenses associated with research and testing programs.

      Administrative and other expenses increased from approximately $3,056,000 for the nine months ended September 30, 1998 to approximately $3,328,000 for the same period in 1999, primarily as a result of increased payroll and benefits, consulting, and other administrative office expenses which resulted from the Company's expanded operations. As a result of the Company's organization changes, the Company expects to continue to reduce its personnel and overhead expenses.

      The Company recorded a restructuring charge of $1,000,000 in the nine months ended September 30, 1999 for costs related to implementing the organizational changes discussed above. These costs include approximately $782,000 for anticipated costs associated with ceasing operations in leased facilities which are not currently being fully used, $166,000 for penalty costs related to the early termination of contractual obligations, and $52,000 for costs incurred in connection with the termination of approximately 20 employees. As of September 30, 1999, the remaining accrued restructuring charge was approximately $747,000. The Company anticipates the restructuring plan to be completed by the end of 2000.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)

      Interest and dividend income decreased from approximately $1,317,000 for the nine months ended September 30, 1998 to approximately $195,000 for the same period in 1999, primarily as a result of cash used to fund the Company's operations, and interest expense incurred in connection with the Company's new credit facility agreement. Borrowings outstanding under the credit facility bear interest at the prime rate plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, the lender has the right to increase the interest rate to the prime rate plus 2%.

      Accrued dividends of approximately $194,000 for the nine months ended September 30, 1999 resulted from the 6% annual accrual amount on the Series B Convertible Preferred Stock issued in December 1998. The Company anticipates a reduction in accrued dividends as a result of the conversions of the Series B Convertible Preferred Stock. As of November 12, 1999 there were 70 shares of Series B Convertible Preferred Stock outstanding.

Liquidity and Capital Resources

      Since its inception in June 1992, the Company has financed its operations primarily through private placements of Series A Preferred Stock and Common Stock, public offerings of Common Stock totaling approximately $56,900,000, net of expenses, and a private placement of Series B Convertible Preferred Stock totaling approximately $4,833,000, net of expenses. At September 30, 1999, the Company had cash, cash equivalents, and marketable securities totaling approximately $809,000 and a working capital deficit of approximately $1,860,000. The Company is currently seeking financing to meet its future cash requirements.

      On July 29, 1999, the Company entered into a three-year, $7,500,000 million credit facility (the "Facility") from a finance company. The Facility consists of a $1,000,000 term loan (the "Initial Term Loan"), a $2,500,000 line to be used for future capital expenditures (the "Additional Term Loans"), and $4,000,000 (plus any unused portion of the Term Loan) as a revolving line of credit (the "Revolver") based upon eligible accounts receivable and inventory. Availability of the Additional Term Loans, as well as availability under the Revolver based upon eligible inventory, are conditioned upon the Company securing equity financing of at least $5,000,000. All borrowings under the Facility bear interest at the prime rate (8.25% at September 30, 1999) plus 1.5%, subject to a minimum borrowing level of $2,000,000. If the Company does not secure equity financing of at least $5,000,000 by November 26, 1999, the lender can increase the interest rate to the prime rate plus 2.0%. The Facility is secured by a lien on the Company's assets. As of November 12, 1999, maximum available borrowings, and actual borrowings, under the Facility totaled approximately $1,800,000.

      Since its inception, and through September 30, 1999, the Company had incurred losses aggregating approximately $60,934,000 and had available net operating loss carry-forwards as of December 31, 1998 of approximately $44,400,000. The net operating loss carry-forwards will expire if not used by the period from 2007 through 2018 and may be limited by United States federal tax law as a result of future changes in ownership. The Company expects to continue to incur operating losses at least through 2000 while it continues clinical testing and toothpaste marketing efforts.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (continued)

      From its inception through September 30, 1999 the Company had paid approximately $3,502,000 for the purchase of equipment and approximately $1,198,000 for costs associated with obtaining patents, trademarks and licensing rights. If the Company obtains equity financing of at least $5 million, it will have $2,500,000 of its credit facility available for future capital expenditure requirements.

      The Company presently has a substantial cash flow deficit and will require significant additional financing to continue its operations until it can generate positive cash flow from operations. It is actively seeking additional financing through a variety of sources. There can be no assurance, however, that the Company will be able to obtain such additional financing. If the Company is unable to obtain additional financing in the near future, it will be required to further curtail or suspend its operations, and may be required to seek protection under federal bankruptcy laws. Additional equity financing, if available, may involve substantial dilution to existing stockholders.

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

      The Company has contacted its suppliers to identify any potential disruption in the supply of raw materials. Responses to date have indicated that those suppliers do not anticipate encountering any material Y2K issues. The Company expects to resolve any significant Y2K issues before the occurrence of any business disruptions, although the Company has limited or no control over the actions of the suppliers. However, the Company believes that the supply of chemicals and raw materials used in its manufacturing processes is unlikely to be significantly disrupted. In addition, the Company, in the normal course of business, maintains adequate inventories of such raw materials to protect against short-term delivery interruptions.

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

Effect of New Accounting Pronouncement

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is effective in 2001; but it is not expected to affect the Company.

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

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended September 30, 1999 the Company issued 5,877 shares of common stock and granted warrants to purchase 1,176 shares of common stock exercisable at $6.125 per share from October 1, 2000 through September 30, 2005, to a corporation in consideration for certain advertising run in its publication during the third quarter of 1999. The corporation represented that each of its stockholders was an accredited investor. The Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares and warrants.

During the three months ended September 30, 1999, the Company issued 480 shares of common stock to an individual consultant in consideration for services rendered during the three months ended June 30, 1999. The consultant represented that he was an accredited investor. The Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares.

During the three months ended September 30, 1999, the Company issued 3,311,861 shares of common stock to the holders of its Series B Convertible Preferred stock upon the conversion of 323 shares of Series B Convertible Preferred stock plus the 6% accrual amount on such shares. The Company relied on Section 3(a)(9) of the Securities Act for the exemption from registration in connection with the issuance of such shares.

During the three months ended September 30, 1999 the Company granted warrants to purchase 75,000 shares of common stock exercisable at $2.07 per share from July 29, 1999 through July 29, 2004, to a finance company in connection with the execution of a credit facility agreement. The corporation represented that it was an accredited investor. The Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such warrants.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      27.1 Financial Data Schedule

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated July 29, 1999, announcing its three-year, $7.5 million credit facility from a finance company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Enamelon, Inc.


Date: November 12, 1999                 By:        /S/ Dr. Steven R. Fox
      -----------------                     -----------------------------------
                                            Chairman of the Board of Directors
                                               and Chief Executive Officer
                                              (Principal Executive Officer)


Date: November 12, 1999                 By:          /S/ Edwin Diaz
      -----------------                     -----------------------------------
                                                 Vice President - Finance,
                                               Chief Financial Officer and
                                                         Treasurer
                                               (Principal Financial Officer)