Form 10-Q/A
period 1999-06-30
ENAMELON INC
filed 1999-12-29
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                 Form 10-Q/A


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

                      Yes _______       No ___X___

                         Part I - Financial Information

Item 1. Financial Statements

                                 Enamelon, Inc.
                                 Balance Sheets


                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                                  (unaudited)           (audited)
                                                                                 ------------         ------------
Assets
Current:
  Cash and cash equivalents...................................................   $    949,378         $ 13,146,989
  Short-term investments......................................................      1,500,125            5,028,805
  Accounts receivable less allowance of $145,312 and $69,800 .................      3,585,765            3,076,595
  Inventory...................................................................      3,122,792            2,980,252
  Prepaid expenses and other current assets...................................        332,198              520,205
                                                                                 ------------         ------------
      Total current assets....................................................      9,490,258           24,752,846

Equipment, less accumulated depreciation of $988,608
  and $630,370................................................................      2,513,727            2,783,334
Intangible assets, less accumulated amortization of $133,338
  and $103,515................................................................      1,032,658              827,263
Other assets..................................................................        221,524              158,670
                                                                                 ------------         ------------
Total assets..................................................................   $ 13,258,167         $ 28,522,113
                                                                                 ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................................................   $  5,003,522         $  3,497,888
  Accrued expenses............................................................      5,951,342            7,832,903
                                                                                 ------------         ------------
      Total current liabilities...............................................     10,954,864           11,330,791
                                                                                 ------------         ------------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value - shares
    authorized 5,000,000; none issued or outstanding..........................            ---                  ---
  Series B Convertible Preferred stock, $0.01 par value - shares
    authorized 500; issued and outstanding 436 and 500........................      4,193,324            4,833,324
  Common stock, $0.001 par value - shares authorized
    50,000,000;  issued and outstanding 10,695,459
    and 10,241,739............................................................         10,696               10,242
  Additional paid-in capital..................................................     58,358,896           56,923,114
  Accumulated deficit.........................................................    (60,259,613)         (44,575,358)
                                                                                 ------------         ------------
      Total stockholders' equity..............................................      2,303,303           17,191,322
                                                                                 ------------         ------------

Total liabilities and stockholders' equity....................................   $ 13,258,167         $ 28,522,113
                                                                                 ============         ============




                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Operations
                                   (unaudited)



                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                                 1999            1998            1999           1998
--------------------------------------------------------     ------------    ------------    ------------    ------------
Net sales ..............................................     $  5,525,067    $  2,337,546    $ 11,328,473    $  4,050,956
Cost of sales ..........................................        2,221,360       1,251,160       4,500,700       2,260,192
                                                             ------------    ------------    ------------    ------------
   Gross profit ........................................        3,303,707       1,086,386       6,827,773       1,790,764
                                                             ------------    ------------    ------------    ------------

Operating expenses:
  Marketing and selling ................................        7,065,632       9,715,334      16,751,556      13,279,581
  Research and testing .................................          733,072         834,945       1,539,168       1,519,090
  Administrative and other .............................        1,454,044       1,078,006       2,703,484       1,993,407
  Restructuring charge .................................        1,000,000              --       1,000,000              --
                                                             ------------    ------------    ------------    ------------
    Total operating expenses ...........................       10,252,748      11,628,285      21,994,208      16,792,078
                                                             ------------    ------------    ------------    ------------

Operating loss .........................................       (6,949,041)    (10,541,899)    (15,166,435)    (15,001,314)

Interest and dividend income ...........................           64,138         462,011         226,852         973,084
                                                             ------------    ------------    ------------    ------------

Net loss ...............................................       (6,884,903)    (10,079,888)    (14,939,583)    (14,028,230)

Accrued dividends on preferred stock ...................          (83,829)             --        (158,829)             --

Deemed dividends applicable to preferred stock .........         (585,843)             --        (585,843)             --
                                                             ------------    ------------    ------------    ------------

Net loss applicable to common stockholders .............     $ (7,554,575)   $(10,079,888)   $(15,684,255)   $(14,028,230)
                                                             ============    ============    ============    ============

Net loss per common share, basic .......................     $      (0.73)   $      (0.99)   $      (1.52)   $      (1.39)
                                                             ============    ============    ============    ============

Weighted average common shares outstanding, basic ......       10,315,773      10,151,121      10,289,055      10,093,093
                                                             ============    ============    ============    ============




                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        Statement of Stockholders' Equity



                                                                                       Additional                        Total
                                           Preferred Stock            Common Stock      paid-in         Accumulated   stockholders'
                                         Shares     Amount        Shares    Par value   capital          deficit         equity
                                         ------  -----------    ----------  ---------   ------------   ------------   -------------
Balance, December 31, 1998 ............   500    $ 4,833,324    10,241,739   $ 10,242   $ 56,923,114   $(44,575,358)   $ 17,191,322

Options exercised (unaudited) .........    --             --        38,900         39        116,661             --         116,700
Conversion of preferred stock
  (unaudited) .........................   (64)      (640,000)      402,005        402        659,385             --          19,787
Issuance of common stock for
  services rendered (unaudited) .......    --             --        12,815         13         73,893             --          73,906
Accrued preferred stock
  dividends (unaudited) ...............    --             --            --         --             --       (158,829)       (158,829)
Deemed dividends on preferred
  stock (unaudited) ...................    --             --            --         --        585,843       (585,843)             --
Net loss (unaudited) ..................    --             --            --         --             --    (14,939,583)    (14,939,583)
                                        -----    -----------    ----------   --------   ------------   ------------    ------------

Balance, June 30, 1999 (unaudited) ....   436    $ 4,193,324    10,695,459   $ 10,696   $ 58,358,896   $(60,259,613)   $  2,303,303
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

                                 Enamelon, Inc.
                        Notes to the Financial Statements
                             (unaudited) (continued)



3.       Series B Convertible Preferred Stock (continued)


The Company completed a registration of common stock in connection with the Series B Convertible Preferred Stock, which the SEC declared effective on June 18, 1999. As a result, in accordance with the terms of the Preferred Stock Agreement, the look back conversion calculation was discounted to 92.84%. The amount by which the market value exceeded the look back conversion price on June 18, 1999 has been reflected as a deemed dividend in the accompanying financial statements in accordance with Emerging Issues Task Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios.


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



         Deemed dividends of approximately $586,000 applicable to the Series B Convertible Preferred Stock for the three months ended June 30, 1999 resulted from the market price of the common stock exceeding the conversion price of the Series B Convertible Preferred Stock on June 18, 1999. The amount by which the market price exceeded the conversion price, is required to be reflected as a deemed dividend in accordance with Emerging Issues Task Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios.

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



         Deemed dividends of approximately $586,000 applicable to the Series B Convertible Preferred Stock for the six months ended June 30, 1999 resulted from the market price of the common stock exceeding the conversion price of the Series B Convertible Preferred Stock on June 18, 1999. The amount by which the market price exceeded the conversion price, is required to be reflected as a deemed dividend in accordance with Emerging Issues Task Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios.


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



Date:     December 29, 1999          By:        /S/ Dr. Steven R. Fox
        -----------------------             ------------------------------------
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer
                                               (Principal Executive Officer)



Date:     December 29, 1999          By:           /S/ Edwin Diaz
        -----------------------             ------------------------------------
                                                 Vice President - Finance,
                                                Chief Financial Officer and
                                                         Treasurer
                                               (Principal Financial Officer)