Form 10-Q/A
period 1999-09-30
ENAMELON INC
filed 1999-12-29
CIK 910168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                 Form 10-Q/A

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

                            Yes / /      No /X/

                         Part I - Financial Information

Item 1. Financial Statements

                                 Enamelon, Inc.
                                 Balance Sheets


                                                                   September 30,   December 31,
                                                                       1999           1998
                                                                    (unaudited)     (audited)
                                                                   ------------    ------------
Assets
Current:
  Cash and cash equivalents ....................................   $    302,213    $ 13,146,989
  Short-term investments .......................................        506,737       5,028,805
  Accounts receivable less allowance of $141,542 and $69,800 ...      2,501,441       3,076,595
  Inventory ....................................................      2,492,677       2,980,252
  Prepaid expenses and other current assets ....................        631,632         520,205
                                                                   ------------    ------------
      Total current assets .....................................      6,434,700      24,752,846

Equipment, less accumulated depreciation of $1,121,950
  and $630,370 .................................................      2,380,384       2,783,334
Intangible assets, less accumulated amortization of $151,041
  and $103,515 .................................................      1,047,276         827,263
Other assets ...................................................        223,000         158,670
                                                                   ------------    ------------

Total assets ...................................................   $ 10,085,360    $ 28,522,113
                                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt ............................   $  1,338,585    $         --
  Accounts payable .............................................      2,898,804       3,497,888
  Accrued expenses .............................................      4,057,637       7,832,903
                                                                   ------------    ------------
      Total current liabilities ................................      8,295,026      11,330,791
                                                                   ------------    ------------

Long-term debt, less current portion ...........................        783,333              --

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value - shares authorized
    5,000,000; issued and outstanding 113 and 500 Series B .....             --              --
  Series B Convertible Preferred stock, $0.01 par value - shares
    authorized 500; issued and outstanding 113 and 500 .........        963,324       4,833,324
  Common stock, $0.001 par value - shares authorized
    50,000,000;  issued and outstanding 10,241,739
    and 14,013,677 .............................................         14,014          10,242
  Additional paid-in capital ...................................     61,713,647      56,923,114
  Accumulated deficit ..........................................    (61,743,310)    (44,575,358)
                                                                   ------------    ------------
      Total stockholders' equity ...............................      1,007,001      17,191,322
                                                                   ------------    ------------

Total liabilities and stockholders' equity .....................   $ 10,085,360    $ 28,522,113
                                                                   ============    ============

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                            Statements of Operations
                                   (unaudited)


                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                          1999            1998              1999            1998
--------------------------------------------------- --------------    --------------   -------------    --------------
Net sales .........................................   $  3,056,016    $  4,943,965      $ 14,384,489    $  8,994,921
Cost of sales .....................................      1,279,503       2,286,882         5,780,203       4,546,899
                                                      ------------    ------------      ------------    ------------
   Gross profit ...................................      1,776,513       2,657,083         8,604,286       4,448,022
                                                      ------------    ------------      ------------    ------------

Operating expenses:
  Marketing and selling ...........................      2,127,777      10,749,269        18,879,333      24,028,850
  Research and testing ............................        410,528         794,796         1,949,696       2,313,887
  Administrative and other ........................        625,120       1,062,629         3,328,604       3,056,207
  Restructuring charge ............................             --              --         1,000,000              --
                                                      ------------    ------------      ------------    ------------
    Total operating expenses ......................      3,163,425      12,606,694        25,157,633      29,398,944
                                                      ------------    ------------      ------------    ------------

Operating loss ....................................     (1,386,912)     (9,949,611)      (16,553,347)    (24,950,922)

Interest and dividend (expense) income ............        (31,904)        343,948           194,948       1,317,031
                                                      ------------    ------------      ------------    ------------

Net loss ..........................................     (1,418,816)     (9,605,663)      (16,358,399)    (23,633,891)

Accrued dividends on preferred stock ..............         35,218              --           194,047              --

Deemed dividends applicable to
 preferred stock...................................             --              --           585,843             --
                                                      ------------    ------------      ------------    ------------

Net loss applicable to common stockholders ........   $ (1,454,034)   $ (9,605,663)     $(17,138,289)   $(23,633,891)
                                                      ============    ============      ============    ============

Net loss per common share, basic ..................   $      (0.11)   $      (0.94)     $      (1.54)   $      (2.33)
                                                      ============    ============      ============    ============

Weighted average common shares outstanding, basic .     12,762,998      10,233,124        11,102,039      10,140,283
                                                      ============    ============      ============    ============

                 See accompanying notes to financial statements.

                                 Enamelon, Inc.
                        Statement of Stockholders' Equity


                                           Preferred Stock           Common Stock        Additional                       Total
                                           ---------------           ------------         paid-in     Accumulated     stockholders'
                                         Shares     Amount         Shares    Par value    capital        deficit         equity
                                         ------   -----------    ----------  ---------  -----------   ------------    ------------
Balance, December 31, 1998 ..............  500    $ 4,833,324    10,241,739   $10,242   $56,923,114   $(44,575,358)   $ 17,191,322

Options exercised (unaudited) ...........   --             --        38,900        39       116,661             --         116,700
Conversion of preferred stock
  (unaudited)                             (387)    (3,870,000)    3,713,866     3,714     4,007,208             --         140,922
Issuance of common stock for
  services rendered (unaudited) .........   --             --        19,172        19       110,484             --         110,503
Accrued preferred stock
  dividends (unaudited) .................   --             --            --        --            --       (194,047)       (194,047)
Deemed dividends applicable to
 preferred stock.........................   --             --            --        --       585,843       (585,843)             --
Net loss (unaudited) ....................   --             --            --        --            --    (16,358,399)    (16,358,399)
                                          ----    -----------    ----------   -------   -----------   ------------    ------------

Balance, September 30, 1999 (unaudited) .  113    $   963,324    14,013,677   $14,014   $61,743,310   $(61,713,647)   $  1,007,001
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


Deemed dividends of approximately $586,000 applicable to the Series B Convertible Preferred Stock for the nine months ended September 30, 1999 resulted from the market price of the common stock exceeding the conversion price of the Series B Convertible Preferred Stock on June 18, 1999. The amount by which the market price exceeded the conversion price, is required to be reflected as a deemed dividend in accordance with Emerging Issues Task Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios.



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