Form 10-K
period 1999-12-31
ENAMELON INC
filed 2000-04-14
CIK 910168

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the Transition period from ___________ to _______________

         Commission file number 0-21595

                                 ENAMELON, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                  13-3669775
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

7 Cedar Brook Drive, Cranbury, New Jersey                08512
(Address of Principal Executive Offices)               (Zip Code)

                                 (609) 395-6900
              (Registrant's Telephone Number, Including Area Code)

    Securities registered under Section 12(b) of the Act:

                                               Name of Each Exchange on Which
         Title of Each Class                   Each Class is Registered
         -------------------                   ------------------------------
         None

         Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value.

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No/ /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 31, 2000 was approximately $9,892,059. On such date, the closing price of the Registrant's Common Stock, as quoted on the OTC Bulletin Board, was $0.6875.

         The Registrant had 17,086,216 shares of Common Stock outstanding as of March 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Meeting of Stockholders scheduled to be held within 120 days after the filing of this form.

ITEM 1.   DESCRIPTION OF BUSINESS.

General Development of Business

         At Enamelon, Inc., we develop over-the-counter oral care products that help stop cavities before they begin. Our products are based on proprietary formulations and technologies that have been shown in laboratory and human studies to enhance remineralization of tooth enamel and to prevent early stage tooth decay. Our toothpaste contains the active ingredient sodium fluoride in a formulation with calcium and phosphate ions, to enhance the remineralization of tooth enamel. We launched our initial product, Enamelon(R) All-Family toothpaste, in test markets in March 1997 and began the product's national introduction in the first quarter of 1998. We launched Enamelon(R) Calcium Whitening System toothpaste, our second product, nationally in the second quarter of 1999. In February 2000, we announced plans to focus on technology development and licensing with the goal of licensing the current Enamelon(R) toothpaste brand and future products to a major oral care company.

         As of March 31, 2000, we had cash of approximately $160,000, and a working capital deficit of more that $3 million. We continue to sustain operating losses and do not expect to operate profitably for at least 12 months, if at all. Accordingly, if we do not immediately obtain additional financing for our operations, we will be forced to cease operations or seek protection under federal bankruptcy laws. We do not have any firm commitment for such additional financing and are prepared to seek protection under the federal bankruptcy laws before we exhaust our remaining cash resources.

         We hold licenses from the American Dental Association Health Foundation to use patented technology relating to a method for oral use of various amorphous calcium phosphate compounds that enhance the natural activity of fluoride to prevent tooth decay. The ADAHF has granted us the following licenses:

o exclusive United States and foreign licenses to develop, manufacture, and market toothpaste, chewing gum and food and confectionery products using the ADAHF's patented technology and

o a non-exclusive international license covering oral spray, mouth rinse, professional gel products and all other products not covered by our's exclusive licenses using the ADAHF's patented technology.

         We have a right to grant sublicenses under our domestic license.

         The ADAHF also granted SmithKline Beecham Corp. a non-exclusive international license of the ADAHF's patented technology covering the same products as our non-exclusive international license. SmithKline also obtained from the ADAHF an exclusive United States license covering oral spray, mouth rinse, professional gel products, and all other products not covered by our exclusive United States license. SmithKline recently elected not to continue licenses, and the rights have reverted to the ADAHF. We believe that the ADAHF is now offering to license the technology to other potential licensees in the fields in which we do not hold the exclusive license.

         We have developed patented and other proprietary technologies relating to the prevention of tooth decay before it begins. Through March 2000, we have been granted fourteen (14) patents, twelve (12) United States patents for methods and materials that supply soluble calcium and phosphate salts to teeth to enhance remineralization, and two (2) patents for our dual-chamber tube, which is used to dispense Enamelon(R) toothpaste. In addition, we have patent applications pending in the United States with respect to additional aspects of our proprietary technology and has filed similar patent applications that are also pending in foreign jurisdictions.

         Our objective is to become a leading developer of a variety of oral care products based on the ADAHF's patented technology and our own proprietary technology (together, the "Enamelon Licensed and Proprietary Technologies").

The significant events in our progress to date include the following:

o In 1992, we were organized and received from the ADAHF exclusive United States and foreign licenses for toothpaste and chewing gum and other food and confectionery products, and a non-exclusive international license for products not covered by the exclusive licenses. See "ADAHF Patents and Licenses."

o In January 1995, we conducted successful laboratory tests of a prototype formulation using the Enamelon Licensed and Proprietary Technologies at the Oral Health Research Institute of Indiana University.

o In June 1996, we commenced preliminary intra-oral and clinical studies of our toothpaste intended to establish additional advertising claims.

o In October 1996, we completed our initial public offering of 1,700,000 shares of our common stock at $7.00 per share, receiving net cash proceeds of approximately $10.4 million.

o In November 1996, we were granted our first patent and we have been granted 13 additional patents through March 2000, all of which relate to our proprietary technology. See "Patents, Trademarks and Other Proprietary Information."

o In March 1997, we initiated marketing activities for Enamelon(R) All-Family toothpaste in selected United States markets.

o In June 1997, we completed a private placement of 1,080,000 shares of common stock at $13.00 per share, receiving net cash proceeds of approximately $13.1 million.

o In October 1997, we completed a public offering of 1,725,000 shares of common stock at $16.50 per share, receiving net cash proceeds of approximately $26.3 million.

o During the first quarter of 1998, we began to introduce Enamelon(R) All-Family toothpaste nationally. In April 1998, we launched a nationwide television and print advertising campaign.

o In September 1998, we received approval to market Enamelon(R) All-Family toothpaste in Canada.

o In December 1998, we completed the private placement of 500 shares of series B convertible preferred stock, receiving gross cash proceeds of $5 million.

o In February 1999, we hired Kim Hardingham as our President and Chief Operating Officer.

o In June 1999, we announced a restructuring and strategic re-focusing plan. Under the plan, we reduced expenses, including a 40% reduction in staff, and we re-directed our marketing focus from the consumer to the dental community.

o In July 1999, we entered into a three-year, $7,500,000 million credit facility from a finance company.

o In October 1999, our common stock was delisted from trading on the Nasdaq National Market, and it is now being quoted on the OTC Bulletin Board.

o In December 1999, we obtained approximately $1.5 million from the New Jersey Tax Certificate Transfer Program in connection with the sale of our New Jersey tax loss carryforward.

o In February 2000, we announced our plan to pursue brand and technology licensing agreements with major oral care companies.

Our Technology

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

         Saliva naturally contains microscopic, electrically-charged calcium and phosphate particles called ions that fight this demineralization process. Remineralization occurs when the calcium and phosphate lost during demineralization are replaced with the calcium and phosphate ions dissolved in saliva. The presence of fluoride in the saliva is also known to facilitate remineralization of calcium and phosphate. In the 1950's, scientists determined that adding fluoride as the active ingredient to toothpaste improves remineralization. As an active ingredient, fluoride is responsible for the therapeutic remineralizing activity of fluoride toothpaste. However, remineralization by fluoride toothpaste is limited by the amounts of calcium and phosphate ions normally present in the saliva. If the daily amount of demineralization is not balanced by the daily amount of remineralization, there will be a net mineral loss from the tooth. If this process continues, the tooth structure will collapse and a cavity will form. Only a dentist can repair a cavity.

         Our toothpaste simultaneously supplies the active ingredient, sodium fluoride, and assured concentrations of ions of the inactive ingredients calcium and phosphate in a dissolved, or soluble, form during brushing. Our research studies have demonstrated that Enamelon(R) toothpaste enhances remineralization with a high level of fluoride, calcium and phosphate uptake and that the tooth structure has been strengthened and hardened. This makes the tooth less porous and more resistant to attacks by acids from decay-causing bacteria.

Our Strategy

         Our objective is to develop a variety of oral care, chewing gum and other food and confectionery products that are based on the Enamelon Licensed and Propriety Technologies and help prevent tooth decay at its earliest stage. Our strategic plan calls for us to market our toothpastes to dental professionals while we seek to license our technology to major oral care companies, both in the U.S. and internationally.

         We intend to continue to support our toothpaste brand in the marketplace until we enter into acceptable licenses for the Enamelon Licensed and Proprietary Technologies. We believe that the Enamelon(R) brand has developed a loyal user base and continues to have widespread retail distribution. We will try to continue to support our retailers and will attempt to grow the brand through marketing to dental professionals. We believe that their professional training will enable them to recognize the additional benefits of using Enamelon(R) toothpaste better than the average consumer. Furthermore, we believe that once dental professionals have a widespread understanding of our products' additional benefits, they will recommend Enamelon(R) toothpaste to their patients.

         We have recently retained a licensing consultant to assist us in licensing the Enamelon Licensed and Proprietary Technologies to major oral care companies. Rather than marketing Enamelon(R) toothpastes ourselves, we are attempting to license the brand as well as use of the technology in other oral care products, chewing gum, and confectionary items. We believe that revenues from licensing will enable us to focus on developing applications for the Enamelon Licensed and Proprietary Technologies to categories other than dentifrices.

         Even if we are able to license our technology for all of its expected uses, we intend to continue to promote the technology to enhance value for our licensees. We expect these efforts to increase their sales and our royalties.

Our Products

         We have introduced toothpaste as our initial product line. We also are exploring applications of the Enamelon Licensed and Proprietary Technologies to food and confectionery products, which we intend to develop for licensing.

Toothpaste

         All-Family Toothpaste. Our introductory product, Enamelon(R) All-Family fluoride toothpaste, provides the active ingredient sodium fluoride and is formulated to help stop cavities before they begin and to enhance remineralization of tooth enamel. Product development activities for our All-Family toothpaste were completed at the end of 1996. We introduced this toothpaste into test markets consisting of approximately 5% of United States households in early 1997. During 1998, we successfully launched Enamelon(R) All-Family toothpaste nationally.

         Enamelon(R) Calcium Whitening System toothpaste. An integral part of building any brand involves product line extensions, which help create a greater retail shelf presence and broaden appeal among consumers. We chose Enamelon(R) Calcium Whitening System toothpaste, which both whitens and strengthens tooth enamel, for our first line extension. We launched Enamelon(R) Calcium Whitening System toothpaste nationally in the second quarter of 1999.

Dual-Chamber Tube

         In order to dispense our toothpaste products, we have developed a patented dual-chamber toothpaste tube that simultaneously dispenses two formulations. The tube's dual chambers maintain separation between the two component formulations until they are dispensed onto a toothbrush. Unlike presently used dual-chamber toothpaste pumps, our tube was designed to be low cost and be filled with conventional high-speed tube filling equipment. This design makes the overall cost of manufacturing and filling the tubes lower than other dual-chamber toothpaste dispensing systems. The dual-chamber tube may also have commercial applications outside of the toothpaste field.

Additional Potential Products

         We have done exploratory and initial development work on chewing gum, desensitizing toothpaste and other related oral care products where we believe that the Enamelon Licensed and Proprietary Technologies could provide a consumer benefit and competitive advantage in the marketplace. As part of our licensing strategy, we intend to continue to develop these products with the goal of licensing them to other companies.

Marketing

         Although implementation has been limited by financial constraints, since June 1999 our strategy has been to target the dental profession to create awareness of our remineralization technology and products. To implement this strategy, we have engaged in the following activities:

o        published articles in professional journals

o        attended professional conventions

o developed direct response programs directed to dentists and dental hygienists for distribution of patient samples

o broadly distributed professional personal use tubes of the Enamelon(R) Calcium Whitening System toothpaste

o        fielded a limited professional journal advertising campaign

We believe that these programs have been well received and that the long-term benefits of professional endorsements for our products are significant. A 1998 independent attitude and usage study showed that dental professional attitude toward Enamelon(R) toothpaste is positive. Over 80% of all dentists surveyed were aware of Enamelon(R) toothpaste, and over 70% rated Enamelon(R) toothpaste as a good, very good or excellent dentifrice.

Markets and Customers

         Toothpaste is generally sold to consumers by supermarkets and other food stores, mass merchandisers and drug stores. Supermarkets account for approximately 47% of all U.S. toothpaste sales, while mass merchandisers account for 34% and drug stores account for 19%. We use independent brokers to make sales of Enamelon(R) toothpaste to these retailers. In mid-1999, we reduced our internal sales management from a vice president and three regional directors to two regional directors. In March 2000, we hired a third regional director. In the four weeks ended February 27, 2000, sales of Enamelon(R) toothpaste were recorded in food, drug and mass merchandise stores representing 56% of the All Commodities Volume. This is down from a peak prior 12- month level of 64%. Representative customers are set forth below.

                            Representative Customers


     Mass Merchandisers     Drug Chains     Supermarkets
     ------------------     -----------     ------------


     Wal-Mart               Rite-Aid        Kroger
     K-Mart                 Eckerd Drug     Safeway
     Target                 CVS             Albertsons
                            Walgreens       Publix Supermarkets

No customer accounted for more than 10% of our net sales in 1999.

Research and Development

         We operate a research and development facility at our Cranbury, New Jersey, facility. Our research and development relate to technology, formulation, flavor, packaging and process development, and stability and safety evaluations. In addition, we have sponsored research related to efficacy at leading universities and outside research facilities.

         Before the market introduction of Enamelon(R) toothpaste, we conducted laboratory studies to assess the effectiveness of the Enamelon Licensed and Proprietary Technologies. The studies generally demonstrated that prototype toothpaste formulations using the Enamelon Licensed and Proprietary Technologies resulted in increased hardness and fluoride uptake over that obtained by the prevailing industry standard. One laboratory study demonstrated that daily treatment with a prototype formulation of Enamelon(R) toothpaste over a two-week period reduced interproximal lesions, spots between teeth where tooth decay was beginning. While the formulations used in the foregoing tests differ from the final formulation of Enamelon(R) toothpaste, similar ingredients are used in the final formulation, and we believe that the results of similar laboratory studies with the final formulation would not differ significantly from those described above.

         We have additional research supporting the current formulation of Enamelon(R) All-Family toothpaste. To date more than 30 studies on Enamelon(R) toothpaste have been published at international dental research meetings. Ten peer- reviewed articles have also been published in a special edition of the Journal of Clinical Dentistry. One peer reviewed article has been published in the July 1999, edition of Gerondontology. Additional articles are in preparation for submission to dental journals. This research serves as a source of information that demonstrates to the dental profession the therapeutic benefits of Enamelon(R) toothpaste.

         Notwithstanding the foregoing, the results of our studies to date are not necessarily indicative of the results that will be obtained in future studies. Some human studies are being conducted under substantially different conditions from those of the prior tests, and there can be no assurance that these studies will support additional advertising claims, including comparative claims. While studies to date support the claims being made for Enamelon(R) toothpaste, there can be no assurance that additional studies will be supportive, that additional claims can be made for the product, or that the Enamelon Licensed and Proprietary Technologies can be applied in other oral care products. Furthermore, we may not be able to sell or license some of our other proposed products and be in compliance with the U.S. Food and Drug Administration Anticaries Monograph described below under "Government Regulation." Products not covered by the Anticaries Monograph may be subject to other FDA requirements, which could require additional testing and could limit the claims that could be made for those products.

         Our research team has submitted an application to the ADA for its Seal of Approval for Enamelon(R) All-Family toothpaste. There can be no assurance, however, that the ADA will approve our application. Furthermore, if the ADA seeks to limit our claims to those allowed for other fluoride toothpaste brands, we may elect not to participate in the ADA seal program.

         From our inception to December 31, 1999, we spent approximately $10,726,533 on research and development activities, including $2,035,204 for the year ended December 31, 1999. We expect the level of our research and development expenses to be reduced in the future.

Manufacturing

         Our strategy has been to outsource the manufacture of our toothpaste to experienced, FDA-registered contract manufacturers. We believe that outsourcing provides greater long-term flexibility, requires a lower initial capital investment in facilities, and avoids recruiting, training and supervising a large manufacturing staff.

         Our manufacturing requirements may change, depending upon the degree to which we are able to implement our strategy of becoming a technology development and licensing company. Even if this strategy is successful, however, we may still be involved in the manufacturing of toothpaste for our licensees, for both the U.S. and foreign markets.

         Our principal suppliers are aware of our change in strategic direction and have indicated to us that they are agreeable to working directly with our future licensees, should that be the preference of the licensees.

         Until such time as it is no longer necessary for us to manufacture toothpaste due to licensing arrangements, we will continue to manufacture toothpaste as we have in recent years.

         Our patented dual-chamber system required the design of specialized assembly and filling equipment. Working closely with equipment manufacturers, We modified existing commercial equipment and completed new designs where required. Our tooling is currently used to produce the tube shoulders and the plastic divider that separates the two formulations in our toothpaste. We own all of the manufacturing equipment and tooling, which is used by our vendors at their facilities.

         We purchase conventional toothpaste tubes, decorated with the Enamelon(R) design, and convert them into the dual-chamber system by inserting the custom-designed divider into the tube. This sub-assembly work is performed by several contract manufacturers, on high speed insertion and sealing equipment specifically designed for this task. The tubes, ready for filling, are then shipped to the contract manufacturer.

         The current contract manufacturer for our toothpaste is West Pharmaceutical Services, Inc. Enamelon and West have developed a dedicated, state-of-the-art production line in West's Lakewood, N.J. facility. West receives raw materials ordered by us and is responsible for compounding these ingredients and filling them on Enamelon owned, high-speed tube filling and cartoning production lines. In addition to West's quality control inspections, raw materials and finished product are closely monitored our quality assurance personnel to insure the finished product meets all required specifications.

         We currently have three manufacturing lines available for operation, which have a total annual capacity of approximately 30 million tubes. In addition, West has installed blending and storage facilities and has created a filling area to support the our packaging and filling equipment. We believe that the new blending equipment will provide sufficient capacity, in a highly cost effective manner, to meet anticipated current and future needs of both Enamelon and our licensees.

         We believe that our ownership of manufacturing equipment and tooling will provide greater long-term flexibility, permitting us to change manufacturers or even to commence our own manufacturing operations. We have identified other FDA-registered manufacturers that we can use if West's capacity becomes insufficient to satisfy demand or if West otherwise becomes unavailable to manufacture the product.

         Depending upon the intentions of future licensees, we have the opportunity to sell one or more of our three specialized filling lines to licensees to enable them to produce toothpaste in their own facility.

         We use one principal supplier for toothpaste tubes, cartons and each of the ingredients used in formulating Enamelon(R) toothpaste. Those products, however, are generally available from a number of other suppliers. We have identified several other suppliers of those items, which we can use if our principal suppliers become unavailable or their capacity is insufficient to satisfy our demand. Although we maintain inventories of the supplies required to manufacture Enamelon(R) toothpaste, shortages of materials or changing suppliers could result in delays in manufacturing, increased costs and shortages of our products.

         We operate a pilot plant at our facility in Cranbury, New Jersey, that has limited blending and filling capacity. Our purpose is to develop manufacturing and filling methods and procedures, prior to full scale manufacturing. In addition, the pilot plant will be used to produce products for research studies and develop new products using the Enamelon Licensed and Proprietary Technologies.

Backlog

         Our total backlog of orders at December 31, 1999 was approximately $86,654 as compared with $221,881 at December 31, 1998. As of March 31, 2000, 100% of our year-end backlog had been shipped.

Competition

         The United States toothpaste industry is dominated by the following brands:

o        Procter & Gamble Co.'s Crest

o        Colgate-Palmolive Company's Colgate

o        SmithKline Beecham's Aquafresh

o        Chesebrough-Ponds USA Co.'s Mentadent

o        Church & Dwight Co., Inc.'s Arm & Hammer Dental Care

o        Block Drug Co., Inc.'s Sensodyne

         The industry is led by Colgate-Palmolive Co., which established its position as the market leader during 1998.

         Although the toothpaste market is mature, in recent years new products and line extensions have captured market share from established items. Market share gains have been achieved by higher priced, more therapeutically oriented new products with unique marketing positions. Consequently, we believe that our focus on remineralization of tooth enamel and our proprietary technology can capture consumer and professional interest.

         We also intend to develop products for license in other oral care, food and confectionery categories. If we sublicenses the Enamelon Licensed and Proprietary Technologies to or enter into joint ventures or strategic partnerships with major consumer product companies for any of those products, we may be aligning ourself with one or more of our major competitors instead of competing with them. Enamelon and our licensees will also be required to comply with applicable FDA regulations, which may limit the claims that may be made for those products and diminish potential royalties.

         Additionally, we are pursuing the development of our rights to license the Enamelon Licensed and Proprietary Technologies, including mouth rinses and professional gels, outside of the United States. The international markets for these products are in many ways similar to the United States markets in that consumers are becoming increasingly aware of the importance of oral hygiene. Product innovation with emphasis on therapeutic benefits is continuous. In general, such markets tend to be highly competitive and dominated by large multinational and domestic corporations.

         Although we will attempt to form strategic alliances with global companies, we may also seek to negotiate on a country-by-country basis with major regional companies, as necessary or appropriate.

ADAHF Patents and Licenses

         The patent rights licensed to us by the ADAHF together with our own patents are material to our business. The ADAHF patent rights licensed to us relate to five United States patents. Three of the issued patents relate to formulations, applicable to toothpaste, chewing gums, mouth rinses and professional gels, containing or capable of producing Amorphous Calcium Phosphate, Amorphous Calcium Carbonate Phosphate and Amorphous Calcium Phosphate Fluoride, as well as the application of these formulations to teeth. The other two patents relate to Amorphous Calcium Phosphate Carbonate Fluoride and Amorphous Calcium Fluoride compounds and other technology not covered in the first three United States patents.

United States License Agreement

         In April 1998, we entered into an amendment to our License Agreement with the ADAHF, which was originally signed in June 1992 and was subsequently restated and amended and further amended in June 1995. The License Agreement, as amended, grants us a fully-paid, exclusive United States license to manufacture and sell toothpaste and chewing gum and other food and confectionery products ("Exclusive Products") using the ADAHF's patented technology. Under the License Agreement, we are required to pay a fixed annual royalty of $400,000 through 2008 with respect to all our sales of Exclusive Products up to $100 million in that year and an additional fixed royalty of $200,000 with respect to all our sales of Exclusive Products exceeding $100 million in that year. Our sales of all Exclusive Products are included in calculating the royalty, regardless of whether they use the ADAHF's patented technology. We have the right to sublicense or assign all or any part of our rights under the License Agreement, but will continue to be liable for payment of the fixed royalties regardless of such sublicense or assignment. The term of the License Agreement expires upon the last to expire of the ADAHF's patents, including any continuations, divisions, reexaminations, extensions or releases thereof.

         The License Agreement provides that improvements that are used with or that require use of Exclusive Products that embody material claimed in the ADAHF's patents, as well as any improvements and inventions that are made jointly by us and the ADAHF that do not relate to remineralization or commercialization of Exclusive Products or of the subject matter of the ADAHF's patents, will be owned by the ADAHF and licensed to us at no additional cost. We have the right to veto the ADAHF's grant to third parties of licenses relating to improvements and inventions that are developed in part by us.

         The ADAHF's patents may claim the effectiveness of ingredients that do not fall under the FDA's toothpaste Monograph. However, Enamelon(R) toothpaste does not rely on those ingredients as active ingredients, but relies only on sodium fluoride as the sole active ingredient.

 Foreign License Agreement

         In April 1998, we entered into an amendment to our Foreign License Agreement with the ADAHF, which was originally signed in November 1992 and subsequently restated, amended and further amended in June 1995. The Foreign License Agreement grants us an exclusive license to manufacture and sell Exclusive Products using technology that is the subject matter of foreign patent applications filed by the ADAHF in specified foreign countries. It also grants us the non-exclusive right to manufacture and sell in those countries other products using that technology, including oral sprays, mouth rinses and professional gels ("Non-Exclusive Products"). Our payment of royalties under the License Agreement described above will also constitute a fully-paid license under the Foreign License Agreement with respect to the Exclusive Products. Under the Foreign License Agreement, we are required to pay a royalty of 7% of net sales of Non-Exclusive Products using the licensed technology. The royalty for Non-Exclusive Products will be reduced to 4% if sales are made by an entity that enters into a joint venture with us and bears the costs of prosecution of foreign patent applications. The Foreign License Agreement expires upon the earlier of the termination of the License Agreement or the expiration of the last to expire of any foreign patent licensed under the Foreign License Agreement or the abandonment or lapse of all foreign patents and applications. The ADAHF may abandon or permit the lapse of all foreign patent applications and foreign patents and retains the authority to make all final decisions controlling patent prosecution and maintenance. If the ADAHF abandons or permits the foreign patent applications or foreign patents to lapse, competitors would be free to manufacture and sell products using the ADAHF's patented technology that could compete with our toothpaste or other proposed products in those countries.

         During the term of the Foreign License Agreement, we have an option and right of first refusal to license future patent applications made and patents issued with respect to ADAHF's patent rights in those jurisdictions not presently covered by the License Agreement or the Foreign License Agreement. If we exercise our rights, the license will be exclusive with respect to the Exclusive Products. Before granting a license to a third party for those products in a new jurisdiction, the ADAHF must first notify us, which will then have the right to obtain a license for that jurisdiction on terms consistent with the Foreign License Agreement. If we do not exercise our option and the ADAHF does not license our patent rights in that jurisdiction to a third party, we will have a continuing option to license the ADAHF's patent rights in that jurisdiction on terms consistent with the Foreign License Agreement until the ADAHF licenses those rights to a third party.

         We presently are the licensee under the Foreign License Agreement of certain ADAHF Patent Rights under patent applications pending in three foreign jurisdictions. Patent applications made in certain other foreign jurisdictions, however, have been abandoned, and the other pending foreign patent applications with respect to the ADAHF's patent rights may also be abandoned. Nevertheless, we believe that our filing of patent applications with respect to our own patent rights in any foreign jurisdictions in which patent applications have been abandoned and the subsequent issuance of patents to us in those jurisdictions will be adequate to preclude other manufacturers from using our remineralizing technologies to manufacture and sell oral care products in those jurisdictions. It is possible, however, that patents will not issue in those jurisdictions or that manufacturers outside of the United States will infringe our patent rights or challenge their validity.

         The License Agreement and the Foreign License Agreement provide that we may assign or sublicense our rights under our licenses with respect to the Exclusive Products without the consent of the ADAHF, provided that we will continue to remain liable for payment of royalties under the License Agreement. In addition, the ADAHF has waived any claim to ownership rights in any of our patents, and we have agreed not to sue the ADAHF or any licensee of the ADAHF licensed to use the ADAHF patents for infringement of our patents, unless the infringement constitutes a breach of our exclusive license under the two license agreements. Finally, the License Agreement and Foreign License Agreement are both subject to:

o licenses granted to the United States government, which are not transferable for non-commercial purposes

o rights retained by the ADAHF to make and use its inventions for research and testing, but not to sell or use them commercially in fields licensed exclusively to us.

         The ADAHF has made no representation or warranty, express or implied, with respect to the efficacy or possible commercial exploitation of our proposed products.

ADAHF Licenses to SmithKline Beecham

         We were notified in July 1995 that the ADAHF had entered into a license agreement with SmithKline Beecham for exclusive rights in the United States for oral sprays, mouth rinse, professional gels and all other products using the ADAHF's patented technology, except toothpaste, chewing gum and other food and confectionery products. The ADAHF also granted SmithKline Beecham a non-exclusive license to manufacture and sell those products in foreign jurisdictions where the ADAHF had filed patent applications for its patented technology. SmithKline Beecham's rights under that license were co-extensive with the non-exclusive rights granted to us under the Foreign License Agreement.

         In 1999, the ADAFH informed us that SmithKline relinquished its ADAHF license rights and that the ADAHF intended to offer those rights to other potential licensees.

Patents, Trademarks and Other Proprietary Information

Patents

         We have been granted twelve (12) United States patents relating to methods and materials that supply soluble calcium and phosphate salts to teeth to enhance remineralization, and two (2) patents relating to our dual-chamber toothpaste tube, which is used to dispense Enamelon(R) toothpaste.

         In addition, we have has seven (7) patent applications pending in the United States with respect to various aspects of our proprietary technologies. We also have patent applications pending in foreign jurisdictions such as the PCT countries, which include Canada, Japan, Belgium, France, Germany, the United Kingdom, the Netherlands, Australia, and Sweden, among others, and India. The issued patents and the patent applications relate to our remineralization technology as it could be applied to a broad range of oral care and food products, including toothpaste, mouth rinse, chewing gum, lozenges, and professional treatments. We can give no assurance that patents will issue on the pending patent applications. It is also possible that if patents do issue, the claims will not be of sufficient scope to prevent competitors from marketing products that are similar to our toothpaste or other proposed products.

         We are not aware of the existence of any challenges to the validity of our patents or of any claim made by a third party of patent infringement with respect to Enamelon(R) toothpaste. We cannot accurately predict, however, whether such challenges or claims will be asserted in the future.

Trademarks

         We intend to protect the names of certain of our products and formulations by registration of our trademarks, where appropriate, both in the United States and in foreign countries.

         We have filed applications in the United States Patent and Trademark Office to register the word mark Enamelon(R) on the Principal Register for toothpaste, chewing gum, certain confectionary products, and various oral care products, such as medicated mouth washes and professional dental gels. The registration covering toothpaste was issued in late August 1997. The applications covering chewing gum, confection and oral care products have been allowed, subject to use of the mark. We have also registered or applied to register the Enamelon(R) mark for toothpaste, chewing gum, certain confectionery products and various oral care products in certain foreign countries. It is possible that prior registrations and/or uses of the mark (or a confusingly similar mark) may exist in one or more countries, in which case we might thereby be precluded from registering and/or using the Enamelon(R) mark in such countries.

         We have also filed applications to register the trademarks FLUOREMIN and LIQUID CALCIUM and our stylized "E" logo in the United States and Canada. The United States registration for FLUOREMIN was issued in late July 1997. In addition, we are using or considering other trademarks and have registered or filed applications to register certain of those marks in the United States and for Canada.

         We also received registration for the trademark FLUOREMIN in July 1997. Additional applications have been filed for LIQUID CALCIUM and our stylized "E" logo in the United States and Canada. We are aware that our application for LIQUID CALCIUM has been challenged, but have not yet determined a course of action regarding this challenge.

         We are not aware of any other third-party challenges to the validity of our trademarks, trademark registrations, or trademark applications (other than through pending foreign office actions), or of any claim by a third party of trademark infringement with respect to our products, marks, registrations or applications.

         No assurance can be given, however, that such challenges or claims will not be asserted in the future.

Proprietary Information

         Much of our technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect our rights to proprietary know-how and technology, our policy requires all employees and consultants to execute confidentiality agreements that prohibit their use or disclosure of confidential information. These agreements also require disclosure and assignment to us of discoveries and inventions made by such persons while devoted to company activities. There can be no assurance that these agreements will adequately protect our proprietary information since:

o        employees or others may breach their confidentiality agreements

o        we may not have adequate remedies for any such breach

o our trade secrets may otherwise become known or be independently developed by competitors

Government Regulation

         The FDA regulates our toothpaste as a non-prescription drug, also known as an over-the-counter drug. The federal Food, Drug, and Cosmetic Act and the FDA's regulations permit a manufacturer to sell a non-prescription drug if it is formulated, labeled and tested in accordance with an FDA monograph or if the FDA has approved a New Drug Application ("NDA") for the drug. FDA monographs establish those active ingredients that are generally recognized as safe and effective at specified levels for specified uses and prescribe labeling requirements. Any non-prescription drug that does not comply with an applicable FDA monograph may lawfully be marketed if the FDA has approved an NDA. Because it is time consuming and costly to obtain FDA approval of an NDA, most manufacturers of non- prescription drugs attempt to market them under an FDA monograph.

         The FDA has published a final Monograph, Anticaries Drug Products for Over-the-Counter Human Use, the category of over-the-counter drug products covering our toothpaste. The Monograph establishes conditions under which non-prescription drug products that aid in the prevention of dental caries or cavities are generally recognized as safe and effective and not misbranded. We have conducted studies required by the Monograph and are relying on it to sell Enamelon(R) toothpaste to the public. Notwithstanding that reliance, the FDA could claim that the toothpaste does not satisfy the conditions of the Monograph. In that case, we could be required to modify the formulation or labeling or to submit an NDA.

         Although we intend to make only such labeling claims as the Monograph permits in order to avoid the substantial expense and time required to receive FDA approval of an NDA, we could decide to submit an NDA with the FDA in order to make further claims not covered by the Monograph. If we decide to pursue an NDA, we may not have sufficient financing or other resources available to complete the NDA process. Even if we complete the process, the FDA may not approve our NDA. Future drug products with intended uses other than or in addition to caries prevention, such as a toothpaste for sensitive teeth, may be subject to different FDA monographs or may require an NDA.

         The FDA also regulates manufacturing of oral care drug products. Each domestic drug product manufacturing facility must be registered with the FDA. Each manufacturer must inform the FDA of every drug product it has in commercial distribution and keep its list updated. Domestic manufacturing facilities are required to comply with the FDA's Good Manufacturing Practices regulations and are subject to at least biennial FDA inspection. Accordingly, to the extent that we use contract manufacturers, such manufacturers must be in compliance with all FDA requirements.

         If we license the Enamelon(R) Licensed and Proprietary Technologies to other companies for the manufacture and sale of toothpaste or other drug products in the United States, our licensees will be subject to the same regulation by the FDA as described above.

         We are also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with our research and development activities, we are subject to federal, state and local laws, and rules, governing the use, generation, storage, discharge, handling and disposal of hazardous materials and wastes. We believe that we have complied with these laws and rules in all material respects, and it has not been required to take any action to correct any material noncompliance. We do not currently anticipate that we will have to make any material capital expenditures in order to comply with environmental laws or that compliance with such laws will have a material effect on the financial condition or competitive position of us. We or our licensees may also be subject to foreign government regulations regarding over-the-counter drug products. Accordingly, we or our licensees may be required to submit applications to foreign regulatory agencies, if necessary, to make therapeutic health claims for products to be marketed abroad.

Liability Insurance

         Our business involves exposure to potential product liability risks that are inherent in manufacturing and marketing of pharmaceutical products. We have currently have general liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 as a general aggregate limit. The coverage also includes product liability insurance subject to an aggregate limit of $1,000,000. In addition, we have an umbrella policy providing limits of $15,000,000 in excess of the general liability and the product liability insurance. Our insurance policies provide coverage on a "per occurrence" basis and a general aggregate basis, and are subject to annual renewal. There can be no assurance that:

o        we will be able to maintain such insurance on acceptable terms

o        we will be able to secure increased coverage

o or any insurance will provide adequate protection against potential liabilities

Personnel

         We had as of March 31, 2000, 22 full-time employees. None of our employees is represented by a union, and we believe that our relationship with our employees is good.

ITEM 2.   PROPERTIES.

         We currently lease approximately 21,000 square feet of office and laboratory space located at 7 Cedar Brook Drive, Cranbury, New Jersey for approximately $36,400 per month. The lease began in September 1998 after the our relocation from our previous facility in East Brunswick, New Jersey, and expires in August 2008.

         We believe that these properties exceed what is required for our administrative and research and development needs for the foreseeable future. Therefore, we are seeking to reduce our leased space, either through sub-lease of a significant portion of the space or relocation.

ITEM 3.   LEGAL PROCEEDINGS.

         In December 1999, Yes Group, Inc. d/b/a the Journal of Clinical Dentistry, commenced a lawsuit in the United States District Court for the Eastern District of Pennsylvania demanding a judgment in the amount of $147,000. In January 2000, we consented to an entry of judgment and agreed to pay Yes Group, Inc. $20,000 per month for four months commencing on February 1, 2000 and, thereafter, to pay $7,500 per month until the debt, including 6% annual interest, is paid in full.

         In February 2000, Compendium Systems Corporation commenced a lawsuit in the Stamford/Norwalk District Court of the State of Connecticut demanding a judgment in the amount of $13,600, which was later reduced to $9,600. We are currently in settlement negotiations with Compendium Systems Corporation.

         On March 27, 2000, we were advised by counsel to Kane Kessler, P.C., our former trademark counsel, that unless a definitive settlement agreement is entered into by April 10, 2000 regarding payment of their outstanding legal fees, Kane Kessler, P.C. would commence a lawsuit against us. Kane Kessler, P.C. claims we owe them $81,000 in legal fees.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

         No matter was submitted to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II

ITEM  5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Data

         Our common stock was quoted on the Nasdaq National Market under the symbol ENML from the time of the our initial public offering on October 24, 1996 until the stock was delisted by the Nasdaq National Market on October 14, 1999. Since that time our common stock has been quoted on the OTC Bulletin Board. The following table sets forth the high and low closing sale prices for the common stock as reported on the Nasdaq National Market or OTC Bulletin Board during their respective periods of listing, for the periods indicated.

Fiscal 1999:

Quarter Ended:                                   High              Low
--------------                                   ----              ---
March 31, 1999                                  $ 8.38           $ 4.13
June 30, 1999                                   $ 5.19           $ 1.13
September 30, 1999                              $ 2.34           $ 0.69
December 31, 1999                               $ 1.22           $ 0.20

Fiscal 1998:

Quarter Ended:                                   High              Low
--------------                                   ----              ---
March 31, 1998                                  $15.50           $10.00
June 30, 1998                                   $14.13           $ 4.75
September 30, 1998                              $ 8.38           $ 3.25
December 31, 1998                               $10.25           $ 3.50

Common Stock Trading

         On October 14, 1999, we announced that we no longer satisfied the net tangible assets requirement for continued listing of our common stock on the National Association of Securities Dealers, Inc. ("NASD") National Market System (Nasdaq) Stock Market. Since that time, our shares have been traded on the NASD's "OTC Bulletin Board".

Holders

         As of March 31, 2000, we had approximately 391 holders of record of our common stock.

Dividends

         We have not paid any dividends on our common stock since our inception. For the foreseeable future we intend to follow a policy of retaining all of our earnings, if any, to finance the development and continued expansion of our business. There can be no assurance that we will ever pay dividends.

Recent Sales of Unregistered Securities.

         In December 1998, we issued 500 shares of its series B convertible preferred stock to three accredited investors for a purchase price of $10,000 per share. The series B convertible preferred stock is convertible at a conversion price equal to the lower of the Variable Conversion Price of our common stock on the date of conversion or the Maximum Conversion Price of the series B convertible preferred stock. The Variable Conversion Price is equal to the average of the five lowest closing sale prices of our common stock in the 40 trading days immediately preceding the conversion. The Maximum Conversion Price is equal to 120% of the average of the closing prices of our common stock on the last five trading days of February 1999. The Maximum Conversion Price is approximately $7.19. The Variable Conversion Price and Maximum Conversion Price are subject to reduction under certain circumstances. The number of shares of our common stock issuable on conversion of each share of series B convertible preferred stock is equal to the sum of $10,000 plus an accrual amount equal to 6% per annum divided by the conversion price. We relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issue of such shares.

         In 1999, we issued 5,533,475 shares of common stock to the holders of our Series B Convertible Preferred stock upon the conversion of 455 shares of Series B Convertible Preferred stock plus the 6% accrual amount on such shares. We relied on Section 3(a)(9) of the Securities Act for the exemption from registration in connection with the issuance of such shares.

         From January 1, through March 31, 2000 we issued 1,256,848 shares of common stock to the holders of our Series B Convertible Preferred stock upon the conversion of 23 shares of Series B Convertible Preferred stock plus the 6% accrual amount on such shares. We relied on Section 3(a)(9) of the Securities Act for the exemption from registration in connection with the issuance of such shares.

         In 1999, we issued 19,590 shares of common stock to a corporation in consideration for certain advertising run in its publication in 1999. The corporation represented that each of its stockholders was an accredited investor. We relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares.

         During 1999, we issued 1,541 shares of common stock to an individual consultant in consideration for services rendered during 1999. The consultant represented that he was an accredited investor. We relied on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 under Regulation D of the Securities Act for the exemption from registration in connection with the issuance of such shares.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                  Years ended December 31,
                                                                  --------------------------------------------------------------
                                                                  1999         1998           1997           1996           1995
                                                                  ----         ----           ----           ----           ----
                                                                           (In Thousand, except per share amounts)

     Statement of Operations Data:

     Sales                                                      16,649         14,302          1,042           --
     Gross Profit                                                9,641          7,597           (426)          --
     Selling, general and administrative expenses               25,363         35,092          8,388          1,358            534
     Research and testing                                        2,035          3,216          2,844          1,762            547
     Other Expenses                                              2,000
     Operating income (loss)                                   (19,757)       (30,711)       (11,658)        (3,120)        (1,081)
     Net income (loss)                                         (18,043)       (29,102)       (10,344)        (2,925)        (1,060)
      Dividends on preferred stock                                (791)            11           --             --
     Net income (loss) applicable to common stockholders       (18,834)       (29,113)          --             --
     Net income (loss) per basic share                           (1.57)         (2.86)         (1.31)         (0.52)         (0.20)
     Weighted average basic shares outstanding              12,027,746     10,165,362      7,875,504      5,062,722       5,234,289
     Net income (loss) per diluted share
     Weighted average diluted shares outstanding

     Balance Sheet
                                                                  1999         1998           1997           1996            1995
                                                                  ----         ----           ----           ----            ----
                                                                           (In Thousands)
     Working Capital                                            (2,402)        13,422         37,850         10,543          1,974
     Total Assets                                                7,419         28,522         44,216         12,392          2,041
     Long term debt (less current portion)                         733           --             --             --
     Stockholders' equity                                         (640)        17,191         40,806         11,298          1,867


Note: Enamelon was a developmental stage company in 1995 & 1996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 8 of this report. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

General

         We were founded in June 1992 to develop and market over-the-counter oral care products that prevent tooth decay at its earliest stage and are based on proprietary formulations and technologies.

         The national distribution of Enamelon(R) All-Family toothpaste began in the first quarter of 1998, and we emerged from the development stage at that time. During the second quarter of 1999, a line extension, Enamelon(R) Calcium Whitening System toothpaste, was launched. On June 4, 1999, we announced organizational changes to refocus marketing efforts and reduce overhead with the intention of lowering operating costs. We changed the balance of our marketing efforts intending, if additional financing became available, to substantially increase focus on dental professionals to increase their awareness of our products. Consistent with this reorganization, staff was reduced from 50 employees to approximately 29 employees. Through attrition, the number has been reduced to approximately 22 employees.

         In February 2000 we announced that we would change strategic focus to concentrate on technology development and licensing, and that we would seek to license our current and future products to larger, established companies that could maximize the marketplace potential of our technology. This strategy was adopted in recognition of the fact that we were incurring operating losses and that we did not have the resources to implement even the revised, professionally-oriented strategy.

         We believe that if the licensing strategy is successful it will help us to approach breakeven on a cash basis, which should provide the basis for funding of future development efforts. We are also actively seeking financing from a variety of sources to sustain our efforts until the licensing strategy can be implemented. Accordingly, if we do not immediately obtain additional financing for our operations, we will be forced to cease operations or seek protection under federal bankruptcy laws. We do not have any firm commitment for such additional financing and are prepared to seek protection under the federal bankruptcy laws before we exhaust our remaining cash resources.

Results of Operations

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

         Net sales for the year ended December 31, 1999 were approximately $16,649,000 compared with $14,302,000 for the year ended December 31, 1998. The increase in net sales is the result of a full year of national operations plus the launch of the Enamelon(R) Calcium Whitening System toothpaste. It should be noted that sales for second half of 1999 were significantly lower than those of the first half, as we were forced by financial circumstances to significantly curtail our level of advertising and promotion. There can be no assurance that without increased support, we will be able to sustain our current reduced sales levels.

         Gross profit earned in 1999 was $9,641,000 compared with $7,597,000 in 1998. The improved gross profit was the result of higher sales, increased production levels, and reduced raw material and packaging costs due to increased volume. We anticipate that the gross margin will be maintained, as higher costs associated with lower ongoing volume will likely be offset by an 11% price increase that we implemented in January 2000.

         Total operating expenses were approximately $29,398,000 for the year ended December 31, 1999, compared with $38,355,000 in the prior year, a decrease of $8,957,000. This decrease was primarily the result of lower marketing and selling expenses of approximately$10,083,000 and lower research and testing expenses of approximately $1,081,000, offset by increased administrative and other expenses of approximately $306,000 and a restructuring charge of $1,000,000.

         Marketing and selling expenses decreased from approximately $31,269,000 to $21,186,000. This decrease is primarily the result of decreases in consumer advertising media and other promotion expenses following the June 1999 restructuring.

         Research and testing decreased from approximately $3,216,000 to $2,035,000, primarily as a result of fewer new studies being initiated at universities and various independent oral care research facilities, and a reduction in personnel costs associated with our new product development efforts.

         Administrative and other expenses increased from $3,870,000 to $4,176,000 primarily due to increased payroll and benefits, rent, consulting, and other administrative office expenses which resulted from our expansion of operations in late 1998 and early 1999.

         Interest and dividend income decreased to approximately $271,400 from $1,618,000 in 1998, primarily due to the decrease in cash and cash equivalents. Interest expense increased from $0 in 1998 to $114,000 in 1999 due to borrowing against a finance company credit facility.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Net sales for the year ended December 31, 1998 were approximately $14,302,000 compared with $1,042,000 for the year ended December 31, 1997. The increase in net sales is the result of the national distribution and growing consumer acceptance of our toothpaste as a result of coordinated marketing efforts, including television and radio advertising, successful coupon events as well as other promotional programs. While we will continue our marketing efforts and anticipate further revenue growth as it adds new product lines and markets, there can be no assurance that the increased sales levels will be sustained.

        Gross profit earned in 1998 was $7,597,000 compared with a negative gross margin of $426,000 in 1997. The improved gross profit was the result of higher sales, increased production levels, and reduced raw material and packaging costs due to increased volume. Negative gross margin in 1997 was a result of costs associated with low production levels, high material costs, manufacturing inefficiencies and product design changes during test marketing of our product. We anticipate the gross margin to improve as production levels increase as a result of manufacturing efficiencies.

        Total operating expenses were approximately $38,308,000 for the year ended December 31, 1998, compared with $10,906,000 in the prior year, an increase of $27,402,000. This increase was primarily the result of higher marketing and selling expenses of $25,546,000, research and testing expenses of $372,000 and administrative and other expenses of $1,484,000. Additionally, we anticipate that total expenses will increase over the next few years as we increase our product development, manufacturing and marketing activities. Such increased business activities will require additional personnel and payments to third parties.

        Marketing and selling expenses increased from $5,723,000 to $31,269,000. This increase is primarily the result of increases in television, print and media, and other promotion expenses in 1998 to launch our toothpaste product into national markets. The 1997 expenses reflected marketing efforts in test markets that represented approximately 5% of all U.S. households.

        Research and testing expenses increased from $2,844,000 to $3,216,000 primarily as a result of studies performed at universities and various independent oral care research facilities in the United States to broaden additional marketing claims for consumers and dentists and for personnel costs associated with our new product development. We intend to continue expanding its clinical testing.

        Administrative and other expenses increased from $2,339,000 to $3,823,000 primarily attributable to increased payroll and benefits, consulting, and other administrative office expenses which resulted from our expanded operations.

        Interest and dividend income increased from $988,000 in 1997 to $1,609,000 in 1998, primarily due to the increase in cash and cash equivalents from a private placement and a second public offering of our common stock in 1997.

Liquidity and Capital Resources

         Since our inception in June 1992, we have financed our operations primarily through private placements of Series A Preferred Stock Series B Preferred Stock and Common Stock. Our initial public offering totaled approximately $16.2 million, net of expenses. A second public offering totaled approximately $26.3 million, net of expenses and a private placement of Series B Convertible Preferred Stock totaled approximately $4.8 million, net of expenses. At December 31, 1999, we had cash, cash equivalents and marketable securities of approximately $1.3 million and working a capital deficit of approximately $2,400,000 million. On March 31, 2000, we had cash of approximately $160,000, and a working capital deficit of more than $3 million.

         On July 29, 1999, we entered into a three-year, $7,500,000 million credit facility (the "Facility") from a finance company. The Facility consists of a $1,000,000 term loan (the "Initial Term Loan"), a $2,500,000 line to be used for future capital expenditures (the "Additional Term Loans"), and $4,000,000 (plus any unused portion of the Term Loan) as a revolving line of credit (the "Revolver") based upon eligible accounts receivable and inventory. Availability of the Additional Term Loans, as well as availability under the Revolver based upon eligible inventory, are conditioned upon our securing equity financing of at least $5,000,000. All borrowings under the Facility bear interest at the prime rate (8.5% as of December 31, 1999) plus 2.0%, subject to a minimum borrowing level of $2,000,000. Since we did not secure equity financing of at least $5,000,000 by November 26, 1999, the lender has increased the interest rate from the prime rate plus 1.5% to the prime rate plus 2.0%. The Facility is secured by a lien on our assets. As of March 31, 2000, there were no available borrowings, and actual borrowings, under the Facility totaled approximately $1,098,000.

         Since our inception and through December 31, 1999, we have incurred losses aggregating approximately $63.4 million and had available net operating loss carryforwards as of December 31, 1999 of approximately $65,951,000 million. The net operating loss carryforwards will expire if not used by the period from 2007 through 2019 and may be limited by United States federal tax law as a result of changes in ownership. We expect to continue to incur operating losses at least through 2000.

         Our cash requirements may vary materially from those now planned, depending on numerous factors, including the status of our efforts to become a licensing company, our marketing efforts, our ability to maintain retail distribution of our products, and the availability of short and long term financing. Management estimates that cash and cash equivalents on hand, together with our projected cash flow from operations, if any, will be insufficient to finance our short-term working capital and other requirements. As a result, if we do not immediately obtain additional financing for our operations, we will be required either to cease operations or to seek protection under federal bankruptcy laws. we do not have any firm commitments for such additional financing and are prepared to seek protection under the federal bankruptcy laws before we exhaust our existing resources. Additional equity financing, if available, will involve substantial dilution to existing stockholders.

Forward-Looking Statements

         This Management Discussion and Analysis of Financial condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs, and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information that appears following Item 14 of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We did not have any changes in or disagreements with our accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held within 120 days after the filing of this form.

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held within 120 days after the filing of this form.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held within 120 days after the filing of this form.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held within 120 days after the filing of this form.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents

1.    Financial Statements -

Independent Accountants' Report......................................F-1
Consolidated Balance Sheets December 31, 1999 and 1998...............F-2
Consolidated Statements of Operations Years ended December 31, 1999,
  1998 and 1997......................................................F-3
Consolidated Statements of Stockholders' Equity Years ended
  December 31, 1999, 1998 and 1997...................................F-4
Consolidated Statements of Cash Flows Years ended December 31,
  1999, 1998 and 1997................................................F-5
Notes to Consolidated Financial Statements...........................F-6 to F-24

2.    Financial Statement Schedule -

Schedule II - Valuation and Qualifying Accounts......................F-26

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily an operating company.

3.    Exhibits


Exhibit No.                Description

   3.1      Certificate of Incorporation of the Registrant, as amended.(1)

   3.2      Certificate of Amendment to the Certificate of Incorporation.(7)

   3.3 Certificate of Eliminating Series A Preferred Stock from the Certificate of Incorporation.(7)

   3.4      Amended and Restated By-Laws of the Registrant.(7)

   3.5 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant.(7)

   4.1      Specimen Copy of Stock Certificate for shares of Common Stock.(1)

   4.2 Form of Registration Rights Agreement between the Registrant and certain purchasers of units.(1)

  10.1 Restated Patent License Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 24, 1995.(1)

  10.2 Amendment Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 12, 1995.(1)

  10.3 Amendment to Restated Patent License Agreement between the Registrant and the American Dental Association Health Foundation dated as of January 1, 1998.(5)

  10.4 Restated Foreign Patent License Agreement by and between the Registrant and the American Dental

            Association Health Foundation dated as of November 18, 1992.(1)

  10.5 Foreign License Amendment Agreement by and between the Registrant and the American Dental Association Health Foundation dated as of June 14, 1995.(1)

  10.6 Amendment to Restated Foreign Patent License between the Registrant and the American Dental Association Health Foundation dated as of January 1, 1998. (5)

  10.7      The Registrants' 1997 Incentive Stock Option Plan.(3)

  10.8      The Registrant's 1993 Stock Option Plan.(1)

  10.9      The Registrant's Incentive Compensation Plan.(1)

  10.10 Employment Agreement between the registrant and Dr. Steven R. Fox, as amended as of June 15, 1996.(1)

  10.11 Employment Agreement between the Registrant and Norman Usen and Nu-Products dated as of May 1, 1995.(1)

  10.12 Employment Agreement between the Registrant and Anthony E. Winston dated as of January 17, 1995.(1)

  10.13 Employment Agreement between the Registrant and Edwin Diaz dated July 29, 1996.(1)

  10.14 Amendment, dated January 16, 1997, to Employment Agreement between the Registrant and Anthony Winston.(2)

  10.15 Amendment, dated July 1, 1997, to Employment Agreement between the Registrant and Norman Usen.(4)

  10.16 Employment Agreement between the Registrant and Dr. Steven R. Fox dated December 17, 1998.(8)

  10.17 Employment Agreement between the Registrant and Kim Hardingham dated February 18, 1999.(8)

  10.18     Lease Agreement with Elaine Fox dated December 19, 1995.(1)

  10.19 Lease Agreement with Unum Life Insurance Company of America dated December 27, 1993.(1)

  10.20 Lease Agreement with East Brunswick Woods Associates, L.P. dated November 1995.(1)

  10.21 Lease Agreement with Cedar Brook Corporate Center, L.P. dated February 24, 1998.(6)

  10.22 Amended Lease Agreement with Cedar Brook Corporate Center, L.P. dated April 24, 1998.(6)

  10.23 Securities Purchase Agreement, dated as of December 17, 1998, by and among the Registrant, HFTP Investments LLC, Fisher Capital Ltd., and Wingate Capital Ltd.(6)

  10.24 Registration Rights Agreement, dated as of December 17, 1998, by and among the Registrant and HFTP Investments LLC, Fisher Capital Ltd., and Wingate Capital Ltd.(6)

  10.25 Loan and Security Agreement dated July 29, 1999 between the Registrant and the CIT Group/Credit Finance, Inc.(9)

  21.1      Subsidiaries of the Registrant(1)

  23.2      Consent of BDO Siedman, LLP

  27.1      Financial Data Schedule.

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

(5) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated April 6, 1998.

(6) Incorporated herein by reference from Exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(7) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated December 18, 1998.

(8) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(9) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated July 29, 1999.

(b)  Reports on Form 8-K

     None.

{Last printed on April 14, 2000}



Independent Accountants' Report



Enamelon, Inc.
Cranbury, New Jersey

We have audited the accompanying balance sheets of Enamelon, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enamelon, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring cash flow deficiencies and losses from operations and has negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

BDO SEIDMAN, LLP
Woodbridge, NJ

March 10, 2000

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                                  Balance Sheets

========================================================================================================
December 31,                                                                     1999             1998
--------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                            $   1,284,322      $13,146,989
   Short-term investments                                                           -        5,028,805
   Accounts receivable, less allowance of $51,017 and $69,800               1,418,758        3,076,595
   Inventory                                                                1,752,117        2,980,252
   Prepaid expenses and other current assets                                  469,775          520,205
--------------------------------------------------------------------------------------------------------
              Total current assets                                          4,924,972       24,752,846
Equipment, less accumulated depreciation of $2,255,130 and $630,370         1,247,204        2,783,334
Intangible assets, less accumulated amortization of $169,221 and
   $103,515                                                                 1,036,966          827,263
Other assets                                                                  210,296          158,670
--------------------------------------------------------------------------------------------------------
              Total assets                                              $   7,419,438      $28,522,113
========================================================================================================
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
   Current portion of long-term debt                                   $      615,931      $         -
   Accounts payable                                                         3,189,517        3,497,888
   Accrued expenses                                                         3,520,718        7,832,903
--------------------------------------------------------------------------------------------------------
              Total current liabilities                                     7,326,166       11,330,791
--------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                          733,332                -
--------------------------------------------------------------------------------------------------------
Commitments
Stockholders' (deficit) equity:
   Preferred stock, $.01 par value - shares authorized 5,000,000;
      none issued or outstanding.                                                   -                -
   Series B Convertible Preferred stock, $.01 par value - shares
      authorized 500; issued and outstanding 45 and 500                       383,625        4,833,324
   Common stock, $.001 par value - shares authorized 50,000,000;
      issued and outstanding 15,835,245 and 10,241,739                         15,835           10,242
   Additional paid-in capital                                              62,369,727       56,923,114
   Accumulated deficit                                                    (63,409,247)     (44,575,358)
--------------------------------------------------------------------------------------------------------
              Total stockholders' (deficit) equity                           (640,060)      17,191,322
--------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' (deficit) equity      $   7,419,438      $28,522,113
========================================================================================================

                                 See accompanying notes to financial statements.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                        Statements of Operations

Years ended December 31,                                      1999            1998            1997
----------------------------------------------------------------------------------------------------
Net sales                                              $16,648,916     $14,302,137      $1,041,838
Cost of sales                                            7,008,362       6,704,911       1,468,080
----------------------------------------------------------------------------------------------------
              Gross profit                               9,640,554       7,597,226        (426,242)
----------------------------------------------------------------------------------------------------
Operating expenses:
   Marketing and selling                                21,186,299      31,269,294       5,722,565
   Research and testing                                  2,035,204       3,215,831       2,844,193
   Administrative and other                              4,176,451       3,870,020       2,338,821
   Write-down of equipment                               1,000,000               -               -
   Restructuring charge                                  1,000,000               -               -
----------------------------------------------------------------------------------------------------
              Total operating expenses                  29,397,954      38,355,145      10,905,579
----------------------------------------------------------------------------------------------------
Operating loss                                         (19,757,400)    (30,757,919)    (11,331,821)
Interest and dividend income                               271,463       1,618,422         987,549
Interest expense                                          (113,669)              -               -
Other income, net                                           71,250          37,657               -
----------------------------------------------------------------------------------------------------
              Net loss before income tax benefit       (19,528,356)    (29,101,840)    (10,344,272)
Income tax benefit                                       1,485,734               -               -
----------------------------------------------------------------------------------------------------
              Net loss                                 (18,042,622)    (29,101,840)    (10,344,272)
Accrued dividends on preferred stock                      (205,424)        (10,833)              -
Dividends deemed applicable to preferred stock            (585,843)              -               -
----------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders            $(18,833,889)   $(29,112,673)   $(10,344,272)
====================================================================================================
Net loss per common share - basic                     $     (1.57)    $     (2.86)    $     (1.31)
====================================================================================================
Weighted average common shares outstanding - basic      12,027,746      10,165,362       7,875,504
====================================================================================================

                                 See accompanying notes to financial statements.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                     Statement of Stockholders' (Deficit) Equity

=============================================================================================================

                                               Preferred Stock                       Common Stock
                                       --------------------------------    ---------------------------------
                                          Shares           Amount               Shares           Par value
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      -          $        -           6,900,378           $6,900
Issuance of common stock at $13.00
   per share in private placement
   net, of costs                                -                   -           1,080,000            1,080
Issuance of common stock at $16.50
   per share in public offering, net
   of costs                                     -                   -           1,725,000            1,725
Warrants exercised                              -                   -             122,868              123
Options exercised                               -                   -             137,750              138
Net loss                                        -                   -                   -                -
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      -                               9,965,996            9,966
Issuance of preferred stock, net of
   costs                                      500           4,833,324                   -                -
Issuance of common stock for services
   rendered                                     -                   -               1,959                2
Options exercised                               -                   -             192,315              192
Warrants exercised                              -                   -              81,469               82
Accrued preferred stock dividends               -                   -                   -                -
Net loss                                        -                   -                   -                -
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    500           4,833,324          10,241,739           10,242
Conversion of preferred stock                (455)         (4,449,699)          5,533,475            5,533
Issuance of common stock for services
   rendered                                     -                   -              21,131               21
Options exercised                               -                   -              38,900               39
Accrued preferred stock dividends               -                   -                   -                -
Deemed dividends applicable to
   preferred stock                              -                   -                   -                -
Net loss                                        -                   -                   -                -
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     45        $    383,625          15,835,245          $15,835
=============================================================================================================


=============================================================================================

                                                                                  Total
                                         Additional paid in  Accumulated      stockholders'
                                               capital         deficit       equity (deficit)
--------------------------------------------------------------------------------------------
Balance, December 31, 1996                  $16,409,926     $ (5,118,413)     $ 11,298,413
Issuance of common stock at $13.00
   per share in private placement
   net, of costs                             13,075,843                -        13,076,923
Issuance of common stock at $16.50
   per share in public offering, net
   of costs                                  26,293,025                -        26,294,750
Warrants exercised                              178,311                            178,434
Options exercised                               301,947                -           302,085
Net loss                                              -      (10,344,272)      (10,344,272)
--------------------------------------------------------------------------------------------
Balance, December 31, 1997                   56,259,052      (15,462,685)       40,806,333
Issuance of preferred stock, net of
   costs                                              -                -         4,833,324
Issuance of common stock for services
   rendered                                      10,088                -            10,090
Options exercised                               529,456                -           529,648
Warrants exercised                              124,518                -           124,600
Accrued preferred stock dividends                     -          (10,833)          (10,833)
Net loss                                              -      (29,101,840)      (29,101,840)
--------------------------------------------------------------------------------------------
Balance, December 31, 1998                   56,923,114      (44,575,358)       17,191,322
Conversion of preferred stock                 4,621,628                -           177,462
Issuance of common stock for services
   rendered                                     122,481                -           122,502
Options exercised                               116,661                -           116,700
Accrued preferred stock dividends                     -         (205,424)         (205,424)
Deemed dividends applicable to
   preferred stock                              585,843         (585,843)                -
Net loss                                              -      (18,042,622)      (18,042,622)
--------------------------------------------------------------------------------------------
Balance, December 31, 1999                  $62,369,727     $(63,409,247)     $   (640,060)
============================================================================================

                                 See accompanying notes to financial statements.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                        Statements of Cash Flows
================================================================================

Years ended December 31,                                     1999             1998            1997
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                          $(18,042,622)    $(29,101,840)   $(10,344,272)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Write-down of fixed assets                      1,000,000                -               -
        Stock issued for services rendered                122,502           10,090               -
        Depreciation and amortization                     690,466          491,115         170,460
        Loss on disposal of furniture and
           fixtures                                             -           44,392               -
        Changes in operating assets and
           liabilities:
           Decrease in investments                      5,028,805       12,866,302     (17,895,107)
           Decrease (increase) in accounts
              receivable                                1,657,837       (2,831,989)       (244,606)
           Decrease (increase) in inventory             1,228,135       (1,728,045)     (1,199,024)
           Decrease (increase) in prepaids and
              other assets                                 (1,196)        (420,895)        (55,751)
           (Decrease) increase in accounts
              payable and accrued expenses             (4,486,018)       7,804,385       2,553,058
----------------------------------------------------------------------------------------------------
                Net cash used in operating
                   activities                         (12,802,091)     (12,866,485)    (27,015,242)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of equipment                                 (88,630)        (802,106)     (2,176,129)
   Investments in intangible assets                      (275,409)        (403,263)       (188,688)
----------------------------------------------------------------------------------------------------
                Net cash used in investing
                   activities                            (364,039)      (1,205,369)     (2,364,817)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from notes payable                          3,168,644                -               -
   Repayment of notes payable                          (1,819,381)               -               -
   Proceeds from issuances of preferred stock                   -        5,000,000               -
   Proceeds from issuances of common stock                116,700          654,248      42,983,019
   Offering costs                                        (162,500)         (60,359)     (3,367,900)
----------------------------------------------------------------------------------------------------
                Net cash provided by financing
                   activities                           1,303,463        5,593,889      39,615,119
----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (11,862,667)      (8,477,965)     10,235,060
Cash and cash equivalents, beginning of period         13,146,989       21,624,954      11,389,894
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  1,284,322     $ 13,146,989    $ 21,624,954
====================================================================================================
Supplemental disclosure of non-cash transactions:
   Accrued offering costs                            $          -     $    162,500    $     65,350
   Accrual of preferred stock dividends                   205,424           10,833               -
   Issuance of common stock                               177,462                -               -
   Deemed dividends applicable to preferred stock         585,843                -               -
====================================================================================================

                                 See accompanying notes to financial statements.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

 1.  Organization and     Organization and Basis of Presentation
     Summary of
     Accounting           Enamelon, Inc. (the "Company") develops and markets
     Policies             over-the-counter oral care products that help stop
                          cavities before they begin. The Company's products are based on proprietary formulations and technologies that have been shown in laboratory and human studies to enhance remineralization of tooth enamel and to prevent early stage tooth decay. The Company's toothpastes contain the active ingredient sodium fluoride in a formulation with calcium and phosphate ions to enhance the remineralization of tooth enamel.
                          The Company launched its initial product, Enamelon(R) all-family toothpaste, in test markets in March 1997 and began the product's national introduction in the first quarter of 1998.

                          The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred cash flow deficiencies from operations of $12,802,091, $12,866,485 and $27,015,242, and net losses of
                          $18,042,622, $29,101,840 and $10,344,272, in 1999,
                          1998 and 1997, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional funding. There are no assurances that the Company will be successful in these efforts.

                          Management has announced their plan to restructure the Company as a licensing company and is currently seeking interested parties to license the technology to manufacture the toothpaste. It is hoped that through the sale of licensing rights, the Company can repay its liabilities and become profitable. There are no assurances that the Company will be successful in these efforts.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

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

                          Investments

                          Investments consisted of certificates of deposit and corporate and government bonds that mature in more than 91 days, but not more than one year, or securities with maturities beyond one year that management intends to sell within one year. The investments were classified as trading securities and were recorded at fair market value with the related gain or loss, which was not material, reflected in the Company's statement of operations. Fair market value was determined based upon quoted market values as reported by a national securities exchange.

                          Inventory

                          Inventory is stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

                          Equipment

                          Equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          Impairment of Long-Lived Assets

                          The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The recurring losses and the decision to become a licensor of technology resulted in the Company determining its assets were impaired. This evaluation indicated that the cost of fixed assets were impaired, and an evaluation of recoverability was performed by comparing the estimated future undiscounted pre-tax cash flows associated with the assets to the assets carrying value and determined that a write-down of $1,000,000 to market value was required.

                          Intangible Assets

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

                          Reclassification

                          Certain items have been reclassified to conform to the current year presentation.

                          Advertising Expenses

                          Advertising costs are expensed as of the first date the advertise-ment takes place. Expenses, which consist primarily of television, print and media, and other promotional costs, were $5,814,195 in 1999, $13,256,016 in 1998, and $4,427,665 in 1997.

                          Research and Development

                          Costs for research and development are expensed as incurred.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          Income Taxes

                          Income taxes are computed in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets must be reduced by valuation allowance to amounts expected to be realized.

                          Earnings Per Share

                          Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding, which amounted to 12,072,746, 10,165,362 and 7,875,504 in 1999, 1998, and 1997 respectively.
                          Diluted loss per share would be calculated by including the dilutive effect, if any, of the assumed exercise of stock options and warrants and the conversion of preferred stock. Diluted loss per share has not been presented since the effect of dilutive common shares is antidilutive in all periods.

                          Recent Accounting Standards

                          In June 1998, the FASB issued SFAS No. 133,
                          "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 is effective in the year 2001, but is not expected to affect the Company.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

 2.  Inventory            Inventory is summarized as follows:

                          December 31,                     1999          1998
                          ------------------------------------------------------
                          Raw materials                $  809,302    $1,296,842
                          Work in progress                614,551       624,843
                          Finished goods                  328,264     1,058,567
                          ------------------------------------------------------
                                                       $1,752,117    $2,980,252
                          ======================================================

 3.  Equipment            Equipment is summarized as follows:

                          December 31,                          1999          1998
                          -----------------------------------------------------------
                          Furniture and fixtures            $   62,126    $   26,466
                          Equipment                          3,440,208     3,387,238
                          -----------------------------------------------------------
                                                             3,502,334     3,413,704
                          Less: Accumulated depreciation     2,255,130       630,370
                          -----------------------------------------------------------
                                                            $1,247,204    $2,783,334
                          ===========================================================

                          Furnitures and fixtures are depreciated using estimated useful lives between 5 and 7 years. Equipment is depreciated using estimated useful lives between 3 and 10 years.

                          Impaired equipment was written down by $1,000,000 during 1999 to its market value. The assets impaired consists of machinery and equipment, which is idle due to sealed back production of current products.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

 4.  Intangible Assets    Intangible expenses are summarized as follows:

                          December 31,                          1999        1998
                          ---------------------------------------------------------
                          Patent rights                     $  958,220   $ 703,353
                          Trademarks                           213,202     192,660
                          Licensing costs                       18,962      18,962
                          Other                                 15,803      15,803
                          ---------------------------------------------------------
                                                             1,206,187     930,778
                          Less: Accumulated amortization       169,221     103,515
                          ---------------------------------------------------------
                                                            $1,036,966   $ 827,263
                          =========================================================

 5.  Accrued Expenses     Accrued expenses are summarized as follows:

                          December 31,                             1999          1998
                          --------------------------------------------------------------
                          Accrued marketing and promotion
                           cost                                $1,605,348    $6,308,368
                          Research and development                 36,581       417,990
                          Accrued restructuring                   704,479             -
                          Other accrued expenses                1,174,310     1,106,545
                          --------------------------------------------------------------
                                                               $3,520,718    $7,832,903
                          ==============================================================

                          The Company recorded a restructuring charge on June 4, 1999 authorizing and announcing organizational changes to refocus the Company's marketing efforts and reduce overhead to lower its operating costs. In connection with these organizational changes, the Company recorded a $1 million restructuring charge. This charge includes approximately $782,000 for anticipated costs related to ceasing operations in leased facilities which are not currently being fully used, $166,000 for penalty costs related to the early termination of contractual obligations, and $52,000 for costs incurred in connection with the termination of approximately 20 employees. The Company anticipates the restructuring plan to be completed by the end of 2000. The remaining reserve at December 31, 1999 is $704,480, which is included in accrued expenses and consists mainly of lease costs extending over the next two years.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

 6.  Long-Term Debt       Long-term debt is comprised of the following:

                          December 31,                      1999        1998
                          -----------------------------------------------------
                          Revolver                        $329,495   $       -
                          Initial term loan                933,332           -
                          Financial insurance premiums      86,436           -
                          -----------------------------------------------------
                                        Total debt       1,349,263           -
                          Less: current portion            615,931           -
                          -----------------------------------------------------
                                                          $733,332   $       -
                          =====================================================

                          On July 29, 1999, the Company entered into a three-year, $7,500,000 credit facility (the "Facility") from a finance company. The Facility consists of a $1,000,000 term loan (the "Initial Term Loan"), a $2,500,000 line to be used for future capital expenditures (the "Additional Term Loans"), and $4,000,000 (plus any unused portion of the Initial Term Loan and the Additional Term Loans) as a revolving line of credit (the "Revolver") based upon eligible accounts receivable and inventory. Availability of the Additional Term Loans, as well as availability under the Revolver based upon eligible inventory, are conditioned upon the Company securing equity financing of at least $5,000,000. Since the Company did not secure additional equity, the Revolver was reduced to $2,500,000 and the Additional Term Loans are no longer available. All borrowings under the Facility bear interest at the prime rate (8.5% at December 31, 1999) plus 2%, subject to a minimum borrowing level of $2,000,000.

                          On October 18, 1999, the Company entered into a twelve month, $112,478 financing agreement with a financing company. The agreement was to finance the company's insurance premiums at an interest rate of 5.35%.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

 7.  Stockholders'        Redeemable Preferred Stock
     Equity
                          In January and April 1996, the Company issued 506,250
                          units at $4.00 per unit, each consisting of 1.103 shares of 5% convertible Series A preferred stock and 1 common stock purchase warrant, exercisable at $5.75 per share expiring January 23, 2003. The Company received proceeds of $2,025,000 for these issuances.
                          In October 1996, the 558,399 shares of Series A stock were converted into common stock and retired
                          Preferred upon the consummation of the initial public offering.

                          In connection with the placement transaction, the Company issued warrants to purchase 100,000 shares at an exercise price of $4.80 and 23,750 shares at $3.60 per share, which expire January 23, 2003.

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

                          As a result of the 40 day look back in calculating the conversion price at 92.84%, conversions of the Preferred Stock were at amount less than the market value of the common stock on June 18, 1999. The amount by which the market value exceeded the conversion price, $585,000, has been reflected as a deemed dividend in the accompanying financial statements in accordance with Emerging Issue Task Force Release No. 98-5.

                          Common Stock

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          In October 1996, the Company completed the initial public offering of 1,700,000 shares of common stock at $7.00 per share and issued to the underwriter warrants to purchase 170,000 shares of common stock at $8.40, which expire October 29, 2002. Cash proceeds net of costs were approximately $10,425,000.

                          In June 1997, the Company completed a private placement of 1,080,000 shares of common stock at $13.00 per share. Cash proceeds net of costs were approximately $13,077,000.

                          In October 1997, the Company sold 1,725,000 shares of Common Stock in a secondary public offering at $16.50 per share, which resulted in cash proceeds, net of costs, of approximately $26,295,000.

                          During 1998 and 1997, 81,469 and 122,868 warrants
                          were exercised, at an average exercise price of $2.21 and $1.64 respectively. No warrants were exercised during 1999. Warrants canceled in 1998, and 1997 were 27,154 and 1,051, respectively, at an average exercise price of $6.20 and $3.60, respectively. No warrants were granted in 1999, 1998, and 1997. At December 31, 1999, 753,508 warrants remained outstanding at an average exercise price of $6.04.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          Stock Option Plans

                          The Company has two stock Option Plans, adopted in 1993 and 1997 (the "Option Plans"). The Option Plans provide for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 2,250,000 shares of common stock. The Option Plans are administered by the Board of Directors (the "Compensation Committee") whose members are entitled to receive options under the Option Plans (excluding options granted exclusively for directors' fees). Options granted under the plans may or may not be "incentive stock options" as defined in the Internal Revenue Code ("Incentive Options") depending upon the terms established by the Compensation Committee at the time of grant. The exercise price shall not be less than the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the Company's outstanding common stock). Options granted under the Plans are subject to a maximum term of 10 years, 5 years for an employee who also owns more than 10% of the Company's outstanding Common Stock.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          During 1999, our Board of Directors adopted the Enamelon, Inc. 1999 and 2000 Stock Option Plans. The 1999 and 2000 Plans provide for the grant to qualified employees, including officers and directors, of options to purchase common stock. A total of 500,000 shares and 2,500,000 were reserved for issuance upon exercise of stock options granted under the 1999 Plan and 2000 Plan, respectively. The 1999 and 2000 Plans are administered by the Board of Directors or a committee of the Board of Directors (either, the "Committee") whose members are not entitled to receive options under the 1999 and 2000 Plan (excluding options granted exclusively for directors fees). The Committee may grant "incentive stock options" or "non-qualified stock options" under the Internal Revenue Code. The exercise price of both ISO's and NQSO's granted may not be less than 100% of the fair market value of the Common Stock as of the date of grant except that ISO's granted to an employee who owns more than 10% of the outstanding common stock must have an exercise price of not less than 110% of the fair market value of common stock on the date of grant. Options may not have a term of more than 10 years, except that ISO's (five years if the grant is an Incentive Option to any employee who owns more than 120% of the outstanding Common Stock).

                          SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
                          123. The Company estimates the fair market value of each stock option at the grant date by using the Black-Scholes option -pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997, 1998, and 1999, respectively ; no dividend yield expected volatility of 37, 35, and 46 percent; risk-free interest rates of 5.9, 5.3, and 5.9 percent, and expected lives of 6.9, 7.3, and 8.4 years for the options.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro-forma amounts indicated below:

                          December 31,                     1999           1998          1997
                          -----------------------------------------------------------------------
                          Net loss applicable to
                           common stockholders
                             As reported             $18,042,621    $29,112,673   $10,344,272
                             Pro forma                19,127,562     30,274,620    10,630,749
                          Loss per share - basic
                             As reported             $     (1.57)   $     (2.86)  $     (1.31)
                             Pro forma                     (1.59)         (2.97)        (1.35)
                          -----------------------------------------------------------------------
                          =======================================================================

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          A summary of activity for the Company's Option Plans, including those options granted pursuant to the terms of certain employment and other agreements (see Note
                          10), is as follows:

                                                                            Weighted average
                                                          Option shares      exercise price
                          -----------------------------------------------------------------
                          Balance, December 31, 1996        1,368,806          $  2.97
                             Granted                          271,716          $ 12.90
                             Exercised                       (137,750)         $  2.19
                             Canceled                            (451)         $  4.33
                          -----------------------------------------------------------------
                          Balance, December 31, 1997        1,502,321          $  4.82
                             Granted                          565,123          $  8.83
                             Exercised                       (192,315)         $  3.42
                             Canceled                         (17,209)         $  3.22
                          -----------------------------------------------------------------
                          Balance, December 31, 1998        1,857,920          $  5.91
                             Granted                        2,262,667          $   .55
                             Exercised                        (38,900)         $  3.00
                             Canceled                        (189,399)         $  7.74
                          -----------------------------------------------------------------
                          Balance, December 31, 1999        3,892,288          $  2.78
                          -----------------------------------------------------------------

                          At December 31, 1999, 1998 and 1997, there were 737,333, 62,015 and 609,929 shares of Common Stock reserved for the granting of additional options, respectively.

                          December 31,                       1999        1998        1997
                          -----------------------------------------------------------------
                          Options exercisable             1,414,085  1,219,993   1,144,355
                          -----------------------------------------------------------------
                          Weighted average exercise
                            price of options

                            exercisable                       $4.52     $4.70       $2.86
                          -----------------------------------------------------------------
                          Weighted average fair value
                            per share of options
                            granted during the year            $.33     $2.40       $7.33
                          -----------------------------------------------------------------

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                                               Options Outstanding
                                                          --------------------------------------------------------
                                                                Number       Weighted average
                                                            outstanding at       remaining        Weighted-average
                           Range of exercise prices       December 31, 1999  con-tractual life     exercise price
                           ---------------------------------------------------------------------------------------
                           $  .38 to $2.50                     2,547,533                9.1             $ .63
                           $ 3.00 to $4.13                       477,607                 .7              3.04
                           $ 4.25 to $7.00                       181,136                4.4              6.37
                           $ 8.00 to $11.00                      575,796                8.7              8.94
                           $12.75 to $17.50                      110,216                7.9             13.32
                           ---------------------------------------------------------------------------------------
                           $  .38 to $17.50                    3,892,288                7.8             $2.78
                           =======================================================================================

                                                                    Options Exercisable
                                                          ------------------------------------
                                                               Number
                                                           exercisable at     Weighted-average
                           Range of exercise prices       December 31, 1999    exercise price
                           -------------------------------------------------------------------
                           $  .38 to $2.50                    409,625              $1.32
                           $ 3.00 to $4.13                    541,807               3.03
                           $ 4.25 to $7.00                     93,499               6.55
                           $ 8.00 to $11.00                   297,546               8.94
                           $12.75 to $17.50                    71,608              13.20
                           -------------------------------------------------------------------
                           $  .38 to $17.50                 1,414,085              $4.52
                           ===================================================================


 8.  Income Taxes         In December 1999, the Company sold $17,433,000 of its
                          New Jersey net operating loss and research and development tax credit carryforwards, for net proceeds of $1,486,868 which amount has been reflected as an income tax benefit. At December 31, 1999, the Company has approximately $48,645,000 of remaining New Jersey net operating loss carryforwards. The related deferred tax asset of approximately $4,378,000 has been fully reserved by a valuation of the same amount.

                          At December 31, 1999, the Company had a deferred tax asset of approximately $20,935,000 primarily attributable to federal net operating loss carryforwards. The deferred tax asset has been fully reserved by a valuation of the same amount.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          The federal net operating loss carryforwards at December 31, 1999 totaling approximately $65,951,000 will expire if not used by the period from 2007 through 2019 and may be limited by United States federal tax law as a result of changes in ownership.

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

                          The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999:

                          Year ending December 31,
                          -----------------------------------------------------
                          2000                                      $  620,607
                          2001                                         596,542
                          2002                                         493,187
                          2003                                         474,060
                          2004                                         474,060
                          2005 and thereafter                        1,715,010
                          -----------------------------------------------------
                                                                    $4,373,466
                          =====================================================

                          Rent expense for the years ended December 31, 1997, 1998 and 1999 was $129,089, $380,831 and $488,291,
                          respectively.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          Patent License Agreement

                          In April 1998, the Company entered into an amendment to its license agreement with the American Dental Association Health Foundation (the "ADAHF"), which was originally signed in June 1992 and which was subsequently restated and amended and further amended in June 1995 (as amended, the "License Agreement"). The License Agreement grants the Company a fully-paid exclusive United States license to manufacture and sell toothpaste and chewing gum and other food and confectionery products ("Exclusive Products") using the ADAHF Patented Technology. Under the License Agreement, beginning in 1998, the Company is required to pay a fixed annual royalty of $400,000 through 2008 with respect to all Company sales of Exclusive Products (whether or not they rely upon the ADAHF Patented Technology) up to $100 million in that year and an additional fixed royalty of $200,000 with respect to all Company sales of Exclusive Products exceeding $100 million in that year. The Company has made the required payments under this agreement. The Company has the right to sublicense or assign all or any part of its rights under the License Agreement, but will continue to be liable for payment of the fixed royalties regardless of such sublicense or assignment. The term of the License Agreement expires upon the last to expire of the ADAHF Patent Rights, including any continuations, divisions, reexaminations, extensions or releases thereof.

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

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          In addition, the Foreign License Agreement grants the Company the non-exclusive right to manufacture and sell other products in such countries using the technology that is the subject of such foreign patent applications, including oral sprays, mouth rinses and professional gels (collectively, "Non-Exclusive Products"). The Company's payment of royalties under the License Agreement will constitute a fully-paid license under the Foreign License Agreement with respect to the Exclusive Products. Under the Foreign License Agreement, the Company is required to pay 7% of net sales of Non-Exclusive products (4% if such sales are made by an entity that enters into a joint venture with the Company and bears the costs of prosecution of foreign patent applications). Since the Company has no current foreign sales, no payments have been required under this agreement.

 10. Employment           The Company currently has employment agreements with
     Agreements           four officers. Such agreements vary in length from one
                          to five years and expire at various dates through 2003. Annual salaries (subject to adjustment) committed under the terms of existing employment contracts total $701,500, $580,000, $465,850 and
                          $512,425 in the years ended December 31, 2000, 2001,
                          2002 and 2003, respectively. In addition, the officers receive options under the Company's stock option plans and share in an annual bonus pool, equal to 5% of the Company's net income before expenses (as defined), established under the terms of the Company's Incentive
                          Compensation Program.

                          Under the terms of the employment agreement with the Company's Chairman and Chief Executive Officer (the "CEO"), if the CEO opposes a change in control of the Company (as defined) and thereafter elects to terminate his employment with the Company, he is entitled to receive 2.9 times the sum of his current base annual salary ($350,000 as of January 1, 2000) plus any amounts due him under the Company's Incentive Compensation Plan. The CEO is entitled to 50% of the amounts allocated to the Company's Incentive Compensation Plan.

                                                                  Enamelon, Inc.

{Last printed on April 14, 2000}

                                                   Notes to Financial Statements

================================================================================

                          The Company has an employment agreement with an executive of the company for an unspecified term, which can be terminated by either executive or company at their sole discretion. Under the terms of the agreement, the executive is entitled to a salary of $200,000 per year, subject to adjustment by the board of directors. The company shall also grant 100,000 options under the 1997 Incentive Stock Option Plan, 25,000 options exercisable on first, second, third and fourth anniversary hereof. The agreement also includes benefits and expenses.

Independent Auditors' Report
  on Supplemental Schedule

Board of Directors
Enamelon, Inc.
Cranbury, New Jersey

The audits referred to in our report dated March 10, 2000 relating to the financial statements of Enamelon, Inc., which is contained in this Form 10-K, included the audits of the financial statement schedule for the years ended December 31, 1999, 1998 and 1997 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's manaagement. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

March 10, 2000

                                                                  Enamelon, Inc.



                 Valuation and Qualifying Accounts and Reserves
=======================================================================================
                                  Balance at    Charged to                   Balance at
                                 Beginning of   Costs and                      End of
                                   Period       Expenses(1)   Deductions(2)    Period
---------------------------------------------------------------------------------------
Year ended December 31, 1997
Accounts receivable allowance      $     0       $10,163        $     --       $10,163
=======================================================================================
Year ended December 31, 1998
Accounts receivable allowance      $10,163       $61,374        $  1,737       $69,800
=======================================================================================
Year ended December 31, 1999
Accounts receivable allowance      $69,800       $90,478        $109,261       $51,017
=======================================================================================

(1)  To increase accounts receivable allowance.
(2)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2000                  ENAMELON, INC.


                                       By: /s/ Steven R. Fox
                                           ------------------------------------
                                           Dr. Steven R. Fox
                                           Chief Executive Officer and Chairman

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Signature                            Title                                   Date

 /s/ Dr. Steven R. Fox                 Chairman of the Board of Directors           April 14, 2000
 ----------------------------          and Chief Executive Officer
     Dr. Steven R. Fox                 (Principal Executive Officer and
                                       Principal Financial Officer)


 /s/ Dr. Bert D. Gaster                Director                                     April 14, 2000
 ----------------------------
     Dr. Bert D. Gaster

 /s/ Richard A. Gotterer               Director                                     April 14, 2000
 ----------------------------
     Richard A. Gotterer

 /s/ Eric D. Horodas                   Director                                     April 14, 2000
 ----------------------------
     Eric D. Horodas

 /s/ Dr. S.N. Bhaskar                  Director                                     April 14, 2000
 ----------------------------
     Dr. S.N. Bhaskar

 /s/ Walter W. Williams                Director                                     April 14, 2000
 ----------------------------
     Walter W. Williams